Form 10-K
period 2019-12-31
Viela Bio, Inc.
filed 2020-03-25
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39067

VIELA BIO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4187338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One MedImmune Way First Floor, Area Two Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 558-0038

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VIE	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on October 3, 2019, as reported by The Nasdaq Global Select Market on such date was approximately $379.7 million. The registrant has elected to use October 3, 2019, which was the initial trading date on The Nasdaq Global Select Market, as the calculation date because on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2020 was 50,990,750.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and

•	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Annual Report on

Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Such data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the markets in which we operate and intend to operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering treatments for autoimmune and severe inflammatory diseases, which we collectively refer to as autoimmune diseases. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple diseases. We believe that this approach, which targets the underlying molecular pathogenesis of the disease, allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple indications for each of our product candidates. Our lead product candidate, inebilizumab, is a humanized monoclonal antibody, or mAb, designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration, or the FDA, in April 2019 and in August 2019, the FDA accepted for review our Biologics License Application, or BLA for inebilizumab. The FDA set a Prescription Drug User Fee Act, or PDUFA date of June 11, 2020. In addition, we have a broad pipeline of two additional clinical and two pre-clinical stage product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including myasthenia gravis, IgG4-related disease, Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. In December 2019, we initiated a Phase 2b trial of VIB4920, for the treatment of Sjögren’s syndrome.

Our pipeline is currently focused on the following shared critical biological pathways of autoimmune diseases:

•

Production of autoantibodies: the autoantibody pathway. A number of autoimmune diseases, including NMOSD, myasthenia gravis and IgG4-related disease, and other conditions such as kidney transplant desensitization, are associated with autoantibodies secreted by a subset of immune B cells known as plasmablasts and plasma cells. These autoantibodies attack native tissues as opposed to foreign pathogens. Our lead product candidate, inebilizumab, is designed to target and deplete CD19-expressing B cells, which may reduce autoantibodies that are implicated in these autoimmune diseases and other conditions.

•

Immune overactivation through co-stimulatory pathways: the CD40/CD40L co-stimulatory pathway. A number of autoimmune diseases, including Sjögren’s syndrome, and other conditions such as kidney transplant rejection, are associated with overactivation of immune cells through cell-cell, or co-stimulatory, interactions. CD40 ligand, or CD40L, is a soluble or surface-bound protein expressed on T cells that interacts with CD40, a receptor protein expressed on a variety of immune cells such as B cells, dendritic cells and macrophages. The overstimulation of these immune cells triggered by the interaction of CD40 and CD40L, or CD40/CD40L, leads to an immune response cascade and overproduction of molecules that mediate inflammation, resulting in the development of numerous autoimmune diseases. Our second product candidate, VIB4920, is a fusion protein designed to target CD40L, blocking CD40L’s interaction with CD40 and other binding partners, and thereby potentially decreasing autoimmune and inflammatory responses. VIB4920 has been designed to avoid thromboembolic side effects observed with an earlier generation CD40L mAb.

•

Overactivation of the innate immune system: the innate cytokine pathway. A number of autoimmune diseases, including systemic lupus erythematosus, or SLE, cutaneous lupus erythematosus, or CLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis, are associated with the overproduction of pro-inflammatory cytokines secreted by plasmacytoid dendritic cells, or pDCs. pDCs are a type of innate immune cell that can produce large amounts of cytokines, including type I interferons, IL-6 and TNF-a, in response to immune stimuli such as viral infection, immune complexes and cell debris. Our third product candidate, VIB7734, is designed to target and bind to an immunoglobulin-like transcript, or ILT7, which is a cell surface molecule specific to pDCs, leading to their depletion.

In addition to the three pathways listed above, we are continuing to explore other critical shared biological pathways that we believe are implicated in autoimmune disease pathogenesis.

Our Pipeline

We are leveraging our critical biological pathway approach to develop a broad pipeline of product candidates across multiple diseases, which we refer to as indications. The following table summarizes our pipeline:

Inebilizumab. We are initially developing inebilizumab as a potential first-line monotherapy for NMOSD. In January 2019, we announced positive topline data from our N-MOmentum pivotal trial in a broad patient population that included AQP4 antibody positive, or AQP4+, and AQP4 antibody negative, or AQP4-, patients with various degrees of disease severity based on the number of previous attacks. AQP4+ patients, characterized by the presence of autoantibodies to a water channel protein called aquaporin-4, or AQP4, are thought to represent approximately 80% of the NMOSD patient population. Inebilizumab is designed to be dosed with two initial doses on days 1 and 15, followed by dosing every six months thereafter, which is a significantly less frequent dosing regimen compared to other therapies that have been approved or are in clinical development. The trial met its primary and a majority of secondary endpoints, and in May 2019, we presented detailed trial data at the plenary session of the Annual Meeting of the American Academy of Neurology. Based on the results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. The FDA granted Orphan Drug Designation for inebilizumab for the treatment of patients with NMOSD in February 2016 and Breakthrough Therapy Designation in April 2019 and in August 2019, the FDA accepted for review our Biologics License Application, or BLA for inebilizumab. The FDA set a Prescription Drug User Fee Act, or PDUFA date of June 11, 2020. The European Medicines Agency, or EMA, granted orphan designation to inebilizumab for the treatment of NMOSD in March 2017.

If we obtain approval from the FDA of inebilizumab as a monotherapy for NMOSD, we intend to focus our commercial efforts initially on the United States market, which we believe represents the largest market opportunity, as we estimate that there are approximately 10,000 patients with NMOSD. We are currently building our internal commercialization capabilities that we expect will initially be supplemented by fewer than 30 clinical sales representatives targeting a small number of medical centers of excellence, where approximately 70% of all patients with NMOSD in the United States are treated. For markets outside the United States, we intend to seek to enter into arrangements with third parties to pursue regulatory approval and commercialization of inebilizumab for the treatment of patients with NMOSD. In May 2019, we entered into a collaboration with Hansoh Pharmaceutical Group Company Limited, or Hansoh Pharma, for co-development and commercialization of inebilizumab in patients with NMOSD and other autoimmune diseases and hematological cancers in China, Hong Kong and Macau, and in October 2019, we entered into a license agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, for co-development and commercialization of inebilizumab in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore, and Taiwan.

VIB4920. VIB4920 is a fusion protein designed to bind to CD40L on activated T cells, blocking their interaction with CD40-expressing B cells and potentially other binding partners. This is intended to prevent B cells from differentiating into plasma cells and memory B cells. Blocking CD40 and CD40L interaction can also inhibit stimulation of dendritic cells and monocytes by T cells, which reduces production of pro-inflammatory mediators. We believe that these combined effects have the potential to produce powerful immunomodulation for the targeting of both T and B cell-driven diseases.

Two Phase 1 clinical trials of VIB4920 have been completed to date: a Phase 1a single-ascending dose trial in healthy volunteers and a Phase 1b multiple-ascending dose trial in patients with rheumatoid arthritis. In both trials, VIB4920 was generally well-tolerated, with no evidence of platelet aggregation that resulted in thromboembolic side effects with an earlier generation CD40L mAb. In the Phase 1b trial, VIB4920 decreased disease activity in patients with active rheumatoid arthritis, and the majority of patients achieved low-level disease activity or remission at the two highest dose levels. We believe that the dose-dependent reduction in autoantibody levels coupled with the clinical activity observed in rheumatoid arthritis suggest that VIB4920 may effectively block the CD40/CD40L interaction. We have selected two diseases associated with immune overactivation through CD40L as the initial diseases to further evaluate in VIB4920 trials. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is now ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. We also plan to initiate additional clinical trials in other diseases associated with the same pathway in 2020.

VIB7734. VIB7734 is a humanized mAb intended to be a novel treatment for autoimmune diseases where the pathology is driven principally by overproduction of type I interferons and other cytokines secreted by pDCs. VIB7734 is designed to target and bind to ILT7, a cell surface molecule specific to pDCs, leading to their depletion. pDCs generate large amounts of interferons in pathological states. The depletion of pDCs may also decrease other inflammatory cytokines such as TNF-a and IL-6, which are critical to the pathogenesis of a number of autoimmune diseases. We have completed a Phase 1a single-ascending dose trial in patients with any one of the following six autoimmune diseases: SLE, CLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. The Phase 1a trial demonstrated that VIB7734 was generally well-tolerated and reduced pDC levels. Our ongoing Phase 1b multiple ascending dose trial includes a cohort of patients with the same diseases as well as separate cohorts of patients with CLE in the presence or absence of SLE. The CLE cohorts will be the basis of an interim data analysis planned for the second quarter of 2020. Assuming this trial is able to establish proof of concept, we intend, subject to regulatory feedback, to progress to Phase 2 clinical trials in other diseases that are also driven by interferons and other proinflammatory cytokines secreted by pDCs.

Pre-clinical Development. We are also conducting pre-clinical research and development on two product candidates. The first candidate, VIB1116, is a mAb designed to decrease the number and function of antigen-presenting dendritic cells. We expect to conduct pre-clinical toxicology studies in the first half of 2020 to enable a submission of an Investigational New Drug application, or IND. The second candidate is a mAb cytokine fusion protein designed to inhibit inflammatory responses. We are currently conducting pre-clinical efficacy studies of this candidate in animal models.

Our Team and Corporate History

We have an experienced internal research and development team focused on utilizing our deep understanding of autoimmune disease pathways to discover and develop novel therapies that more precisely target these pathways. Our founding management team, as well as a significant portion of our research and development team, joined us from MedImmune, the biologics division of AstraZeneca, where they played key roles in the autoimmune disease area and in the development of the product candidates in our existing portfolio. We believe this deep experience with and detailed technical knowledge of both the autoimmune disease area and our product candidates is a critical advantage for us.

Since our founding, we have expanded our team to incorporate additional expertise as needed to pursue our goal of becoming a fully-integrated biopharmaceutical company. We have assembled key management team members with expertise in autoimmune research, development, regulatory affairs, medical affairs, operations, manufacturing and commercialization. Our Chairman and Chief Executive Officer, Zhengbin (Bing) Yao, Ph.D., has more than 20 years’ experience in the biopharmaceutical industry, with a track record of leading the successful discovery and development of multiple approved biotherapeutics. Our Chief Medical Officer and Head of Research and Development, Jörn Drappa, M.D., Ph.D., has more than 20 years’ experience in clinical development of multiple approved biotherapeutics for autoimmune and other diseases. Dr. Yao and Dr. Drappa have worked together for over a decade at other companies and other members of our management team have worked together in key positions at public companies that develop and commercialize therapies for autoimmune and other diseases.

We were incorporated in December 2017 and, in February 2018, we acquired six molecules from MedImmune, of which five constitute our current product candidates, for a purchase price of approximately $142.3 million financed by AstraZeneca’s purchase of our Series A preferred stock. Following the asset purchase, we entered into several agreements with AstraZeneca and MedImmune, including a license agreement, sublicense agreements, a master supply and development services agreement, a transition services agreement, a clinical supply agreement and a commercial supply agreement. Under our commercial supply agreement with AstraZeneca, AstraZeneca has agreed to provide us with commercial supplies of drug product for inebilizumab. We believe that our existing stock of drug substance that has already been manufactured will be sufficient to supply us for approximately the first two years of commercialization of inebilizumab in the United States, if we obtain FDA approval. See “—Licenses and Strategic Agreements—Clinical Supply Agreement with AstraZeneca UK Limited” and “—Licenses and Strategic Agreements—Commercial Supply Agreement with AstraZeneca UK Limited.”

Concurrent with our acquisition of these MedImmune assets, we also closed a $250 million Series A preferred stock financing with five institutional investors (the “Series A Preferred Stock”). In June 2019, we closed a Series B preferred stock financing with five new institutional investors and one existing institutional investor for aggregate gross proceeds of $75 million (the “Series B Preferred Stock”). In October 2019, we completed an initial public offering, or the IPO of our common stock and issued and sold 9,085,000 shares of common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $172.6 million.

Our Strategy

Our vision is to become a fully integrated biopharmaceutical company pioneering treatments for autoimmune diseases by focusing on critical biological pathways shared across multiple indications. Key components of our business strategy include the following:

•

Obtain regulatory approval for and successfully commercialize inebilizumab as a first-line monotherapy treatment for patients with NMOSD. We received Breakthrough Therapy Designation for inebilizumab for the treatment of NMOSD in April 2019, and in August 2019, the FDA accepted for review our BLA for inebilizumab. The FDA set a PDUFA date of June 11, 2020. If approved, we believe that we can effectively commercialize inebilizumab in the United States with a focused commercial team targeting a small number of medical centers of excellence that treat approximately 70% of the estimated 10,000 patients with NMOSD. In addition to our collaboration with Hansoh Pharma and MTPC, we are evaluating potential additional partnerships to pursue regulatory approval and commercialization of inebilizumab in NMOSD in other geographic regions outside of the United States.

•

Expand the use of inebilizumab into additional diseases. With the positive data from our pivotal trial in NMOSD, which we believe validates inebilizumab’s mechanism of action of targeting the autoantibody pathway, we plan to expand the use of inebilizumab to other diseases where CD19-expressing B cells are believed to be key drivers of the disease pathogenesis. Based on our extensive understanding of the autoantibody pathway, we plan to initiate clinical trials in myasthenia gravis, IgG4-related disease and kidney transplant desensitization. We initiated the first of these clinical trials in kidney transplant desensitization in 2019.

•

Rapidly advance VIB4920 and VIB7734 through clinical development for multiple diseases with shared critical biological pathways. VIB4920 demonstrated proof of concept in rheumatoid arthritis in a Phase 1b trial. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. Both of these diseases are associated with immune overactivation through the CD40/CD40L co-stimulatory pathway. We also plan to initiate additional clinical trials in other diseases associated with the same pathway in 2020. VIB7734 is in an ongoing Phase 1b trial, with an interim dataanalysis in patients with CLE expected in the second quarter of 2020. Assuming this trial is able to establish proof of concept, we intend, subject to regulatory feedback, to move into Phase 2 clinical trials in diseases driven by interferons and other pro-inflammatory cytokines secreted by pDCs.

•

Expand our clinical portfolio by initiating clinical trials of two pre-clinical product candidates. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we expect to conduct pre-clinical toxicology studies to enable a submission of an IND in the first half of 2020. The second candidate is currently in pre-clinical efficacy studies.
•

Discover and develop additional product candidates for the treatment of autoimmune diseases utilizing our critical biological pathway approach. Our team has extensive experience in discovery research, deep expertise in immunology and a strong record of publication in high-impact peer-reviewed journals. The team is focused on understanding additional disease pathways associated with autoimmune disease, identifying key targets for intervention within these pathways and generating drug candidates against those targets. We may also in-license from or collaborate with third parties to develop drug candidates that we believe are promising therapeutic candidates.

Autoimmune Disease Overview

Autoimmune diseases result from an immune response directed against the body’s own healthy cells and tissues. According to a 2012 report from the National Institutes of Environmental Health Sciences, approximately 23.5 million people in the United States suffer from autoimmune diseases. In a significant subset of severe autoimmune diseases there remain substantial unmet medical needs, as patients are generally treated with broadly prescribed steroids and nonspecific immunosuppressive regimens. Current therapies are rarely considered curative and, even with modern standards of care, patients may suffer from chronic disease progression. There is a need for more targeted treatments with increased efficacy and decreased toxicity.

Autoimmune diseases usually involve autoreactive T cells and B cells, which can communicate through shared pathways, resulting in damage to the body’s cells and tissues. In a healthy individual, as the immune system develops during childhood, these T cells and B cells are eliminated or suppressed by various mechanisms. When any of these mechanisms fails, autoimmunity can arise. The presence of autoantibodies, a product of autoreactive B cells, is a hallmark of many of these diseases. Many autoimmune diseases are characterized by disease flares, in which symptoms worsen, followed by a period of remission, in which symptoms improve. Many autoimmune diseases are characterized by progressively worsening health status and life-altering disability.

Certain autoimmune diseases are not only due to the direct effects of autoantibodies, but also other mechanisms that cause immune dysfunction. These include activation of inflammatory T cells and cytotoxic T cells, which can cause inflammation and tissue damage. Cytokines released as a result of immune overactivation can further increase inflammatory tissue damage. Dysregulation of the same pathway can lead to a variety of symptoms, and multiple pathways may be dysregulated in any given autoimmune disease.

In many autoimmune diseases, existing therapy consists of long-term treatment with a combination of immunosuppressive agents and high-dose corticosteroids. These treatment regimens may result in increased rates of infection, increased risk of malignancy, and other side effects, including hypertension, diabetes and osteoporosis. Further, these currently available treatments often do not achieve adequate clinical responses. Targeted agents, such as TNF-a antagonists, are used to treat certain autoimmune diseases, such as rheumatoid arthritis, after immunosuppressive agents have failed. However, these therapies are not effective in treating many autoimmune diseases and, consequently, there remains a substantial unmet medical need for more effective therapies.

Our Approach: Developing Therapies by Focusing on Shared Critical Biological Pathways of Autoimmune Diseases

We seek to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple diseases. We believe this approach permits us to develop novel therapies that more precisely target these pathways. We have initially focused on three pathways: the autoantibody pathway, the CD40/CD40L co-stimulatory pathway and the innate cytokine pathway, each of which we believe presents distinct mechanisms that drive autoimmune disease and can be targeted by our existing portfolio of product candidates. The following graphic illustrates each of these pathways and the molecules within these pathways that we are currently targeting.

Autoantibody Pathway. In the autoantibody pathway, autoantibodies are secreted by a subset of immune system B cells known as plasmablasts and plasma cells. In certain cases, these autoantibodies are directly pathogenic. In addition, B cells may contribute to autoimmunity through other mechanisms such as antigen presentation or cytokine production. A number of autoimmune diseases are associated with the B cell-mediated autoantibody pathway, including NMOSD, myasthenia gravis and idiopathic thrombocytopenic purpura, or ITP. B cells also play an important role in kidney transplant desensitization and IgG4-related disease.

Our lead product candidate, inebilizumab, is designed to target these antibody-secreting cells by binding with high affinity to CD19 and depleting CD19-expressing B cells via antibody dependent cellular cytotoxicity, or ADCC, and antibody dependent cellular phagocytosis, or ADCP. CD19 is a molecule broadly expressed on B cells, including some antibody-secreting plasmablasts and plasma cells. In contrast, the expression of CD20, another cell surface molecule expressed on B cells, is lost as B cells differentiate into plasmablasts and plasma cells. Unlike existing CD20 targeting therapies, inebilizumab also directly depletes CD19-expressing plasmablasts and some plasma cells, most of which are not able to be directly targeted by anti-CD20 mAbs.

CD40/CD40L Co-stimulatory Pathway. T cells interact with B cells, macrophages and endothelial cells through various co-stimulatory receptor-ligand interactions, including CD40/CD40L. CD40L is thought to be a component of immune responses involved in B cell activation, maturation and eventually antibody production. CD40L also mediates activation of macrophages, dendritic cells and stromal cells, including endothelial cells. A number of autoimmune diseases, such as Sjögren’s syndrome, ITP, SLE, type 1 diabetes and bullous pemphigoid, are associated with overactivation of the CD40/CD40L co-stimulatory pathway. This pathway may also be important in kidney transplant rejection and certain glomerular kidney diseases. Our second product candidate, VIB4920, is a fusion protein designed to target CD40L, blocking CD40L’s interaction with CD40 and potentially other binding partners, thereby potentially decreasing autoimmune and inflammatory responses. VIB4920 has been designed to avoid thromboembolic side effects observed with an earlier generation CD40L mAb.

Innate Cytokine Pathway. Specialized innate immune system cells called pDCs recognize and become activated by viral infection and immune complexes. Upon becoming activated, pDCs produce large amounts of innate cytokines such as type I interferons, IL-6 and TNFa and also help activate other arms of the immune system, including T cells and B cells. A number of autoimmune diseases, such as CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis, and dermatomyositis, are associated with the overproduction of these innate cytokines. Our third product candidate, VIB7734, is a humanized mAb designed to target and bind to ILT7 on pDCs, leading to their depletion.

Our Product Candidates

Inebilizumab: Our Humanized Monoclonal Antibody for Patients with NMOSD and Additional Diseases that Share the Autoantibody Pathway

We are initially developing inebilizumab as a first-line monotherapy for NMOSD. NMOSD is a rare, severe, relapsing, neuroinflammatory autoimmune disease that attacks the optic nerve, spinal cord and brain stem, often leading to blindness and paralysis. We designed our N-MOmentum pivotal trial to evaluate inebilizumab as a monotherapy across a broad range of disease severity and patients, including both AQP4+ and AQP4- patients. Inebilizumab is designed to be dosed with two initial doses on days 1 and 15, followed by dosing every six months thereafter, which is a significantly less frequent dosing regimen compared to other therapies that have been approved or are currently in clinical development. The FDA granted Orphan Drug Designation for inebilizumab for the treatment of patients with NMOSD in February 2016 and Breakthrough Therapy Designation in April 2019. The EMA granted orphan designation to inebilizumab for the treatment of patients with NMOSD in March 2017.

In January 2019, we announced positive topline data from our N-MOmentum pivotal trial. The trial met its primary and a majority of secondary endpoints, and in May 2019, we presented detailed trial data at the plenary session of the Annual Meeting of the American Academy of Neurology. The N-MOmentum trial is a randomized, double-blinded, placebo-controlled, global registration trial that enrolled 231 patients with NMOSD, which is the largest controlled trial conducted in this indication. The primary analysis demonstrated a 77.3% reduction in the risk of developing an NMOSD attack in AQP4+ patients treated with inebilizumab monotherapy compared to placebo. Furthermore, secondary analyses demonstrated statistically significant reductions in worsening of disability, hospitalizations and new MRI lesions. Inebilizumab was generally well-tolerated, with an adverse event rate similar to placebo. Based on the results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. The FDA set a PDUFA date of June 11, 2020.

In addition to NMOSD, we initiated, or plan to initiate, pending the development of clinical study protocols and subject to regulatory feedback, multiple clinical trials of inebilizumab in other indications associated with CD19-expressing B cells, including:

•

a Phase 2 trial in 2019 for kidney transplant desensitization, where high levels of alloantibodies in certain patients may preclude successful identification of a match and transplant commenced with screening of the first  patient;

•	a pivotal trial in mid-year 2020 for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and
•

a Phase 2b trial in mid-year 2020 for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies.

Mechanism of Action

A number of autoimmune diseases, including NMOSD, are associated with autoantibodies secreted by plasmablasts and some plasma cells. B cells may contribute to autoimmunity through other mechanisms such as antigen presentation or cytokine production. CD19 is a cell surface molecule broadly expressed on B cells, including some antibody-secreting plasmablasts and plasma cells. Each of the graphics below illustrates a different role of CD19-expressing B cells in the pathogenesis of autoimmune disease and other inflammatory conditions. Graphic A shows the process by which B cells differentiate into antibody secreting cells, including plasmablasts and plasma cells. Graphic B reflects the process by which an antigen is presented by CD19-expressing B cells, which in turn activates T cells. Graphic C highlights the production of pro-inflammatory mediators, such as cytokines and chemokines, and the release of matrix metalloproteinases, or MMPs.

In contrast, the expression of CD20, another cell surface molecule expressed on B cells, is lost as B cells differentiate into plasmablasts and plasma cells. As a result, existing therapies targeting CD20 do not directly target plasmablasts and plasma cells. The graphic below illustrates CD19’s broad expression as compared to CD20’s lack of expression as cells differentiate into plasmablasts and plasma cells.

Inebilizumab is a humanized, affinity-optimized, afucosylated immunoglobulin G1 kappa mAb that binds to CD19. The Fc portion of inebilizumab will recruit natural killer cells or macrophages, which deplete the CD19-expressing B cells through ADCC and ADCP. The depletion of CD19-expressing B cells may result in a reduction of autoantibodies, decreased antigen presentation and reduced pro- inflammatory mediators. In addition, the removal of fucose from the Fc results in approximately tenfold increased affinity to the Fc receptors and significantly enhances ADCC and ADCP. The antigen-binding properties of inebilizumab, including high affinity and slow internalization, are favorable for ADCC and ADCP-dependent mechanisms of action.

Background and Unmet Need

NMOSD

NMOSD is a unifying term for neuromyelitis optica, previously known as Devic’s disease, and related syndromes. NMOSD is a rare, severe, relapsing, neuroinflammatory autoimmune disease that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. AQP4+ patients are thought to represent approximately 80% of the NMOSD patient population. These AQP4-IgG autoantibodies, produced by plasmablasts and plasma cells, bind primarily to astrocytes in the central nervous system. Binding of AQP4-IgG antibodies to central nervous system cells is believed to trigger attacks, which can damage the optic nerve, spinal cord and brain stem. Loss of vision, paralysis, loss of sensation, bladder and bowel dysfunction, nerve pain and respiratory failure can all be manifestations of the disease. Each NMOSD attack leads to further damage and disability. NMOSD occurs more commonly in women and it may be more common in individuals of African and Asian descent. Currently, patients are treated with immunosuppressants, steroids and off-label use of rituximab in an effort to prevent NMOSD attacks. Patients experiencing an attack are treated with steroids, intravenous immunoglobulin, or IVIG, and plasmapheresis. However, these treatments are known to cause adverse events that may lead to treatment discontinuation, and the benefits and risks of these off-label treatments in NMOSD remain uncertain. In June 2019, eculizumab from Alexion Pharmaceuticals, Inc. received FDA approval for the treatment of adults with NMOSD.

We estimate the prevalence of NMOSD to be approximately 1 to 5 per 100,000 in the United States, with an estimated 10,000 patients suffering from NMOSD as of 2016. In Japan, the prevalence of NMOSD was approximately 4.1 per 100,000, and we estimate that there were 5,000 patients suffering from the disease as of 2017. In several European countries, the prevalence of NMOSD was estimated to range from less than 1 to 7 per 100,000, and we estimate a patient population of approximately 8,000 as of 2013.

Other Potential Diseases

We are also pursuing the following additional diseases associated with CD19-expressing B cells for potential treatment with inebilizumab:

Desensitization of highly sensitized candidates for kidney transplant. Patients with high levels of alloantibodies waiting for a kidney transplant have a lower chance of getting a matching organ and overall worse clinical outcomes following transplant. Approximately 6.5% of the estimated 95,000 patients on the waiting list for a kidney transplant in the United States are considered “sensitized” with a calculated panel-reactive antibodies score of 98% to 100%. We plan to explore the potential of inebilizumab, used alone or in combination with VIB4920, to reduce levels of alloantibodies in kidney transplant candidates in a proof of concept study. In 2019, we initiated screening of patients for a Phase 2 trial.

Myasthenia gravis. Myasthenia gravis is a neuromuscular disorder caused by autoantibodies against the acetylcholine receptor, muscle specific kinase or other acetylcholine receptor-related proteins in the post-synaptic muscle membrane. Its prevalence is estimated to be 20 per 100,000 in the United States, and based on this prevalence, we estimate the patient population to be approximately 56,000. The underlying pathogenesis has a high degree of similarity to NMOSD in that autoantibodies secreted by plasmablasts and/or plasma cells play a key role and are thought to be directly pathogenic. Patients with myasthenia gravis are currently managed with off-label immunosuppressants or steroids, or with one recently approved treatment. We have submitted an IND for inebilizumab in myasthenia gravis, and plan to initiate a pivotal trial in mid-year 2020.

IgG4-related disease. This is a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasma cells that generate IgG4 antibodies. The clinical presentation is heterogeneous, and a variety of organs can be affected, including the pancreas, salivary glands, retroperitoneum and kidneys. Patients with this disorder have increased levels of IgG4, and IgG4 levels tend to correlate with disease activity. The prevalence is not well defined. A small trial of rituximab has suggested clinical benefits of B cell depletion in this disease. We are preparing to study the potential of inebilizumab in the treatment of IgG4-related disease. We have submitted an IND for inebilizumab in IgG4-related diseases in 2020, and aim to initiate a Phase 2b trial in mid-year 2020.

Clinical Development

In May 2019, we announced detailed results from the N-MOmentum trial, our pivotal clinical trial for inebilizumab and the largest controlled trial ever conducted in NMOSD. The N-MOmentum trial was a global, randomized, double-blind, placebo-controlled trial with an open-label extension period, evaluating the safety and efficacy of inebilizumab in adult patients with NMOSD. Key inclusion criteria were adult patients with NMOSD and an Expanded Disability Status Scale score of ≤7.5 (8.0 with medical monitor approval) having either a history of at least one NMOSD attack requiring rescue therapy during the past year, or at least two attacks requiring rescue therapy during the two years before screening. AQP4-IgG seropositive and seronegative, AQP4+ and AQP4- patients were eligible for inclusion, with stratification based on serostatus. Eligible patients were randomized in a 3:1 ratio to receive intravenous doses of inebilizumab 300 mg or placebo, respectively, administered on days 1 and 15. Patients received oral corticosteroid (prednisone 20 mg/day or equivalent) between days 1 and 14, tapered to day 21, to minimize risk of an attack while the pharmacological action of inebilizumab took effect. The randomized period for each patient was for a maximum of 197 days, or until occurrence of an adjudicated attack. The trial was designed to enroll patients until the earlier of the occurrence of 67 adjudicated NMOSD attacks or the randomization and dosing of 252 patients. Based on a recommendation of the Independent Data Monitoring Committee, or IDMC, for the trial, enrollment was stopped at 231 patients and 43 adjudicated NMOSD attacks. Based on the results observed, the IDMC determined that exposing patients to the risk of placebo was no longer justified. All patients continued in a safety follow-up period for 12 months after administration of their last dose of inebilizumab. Patients completing the randomized controlled period were given the option to enter into an open-label extension of the trial in which all patients received inebilizumab every six months. The open-label extension is ongoing.

The primary endpoint was time from treatment initiation to occurrence of an NMOSD attack during the randomized controlled period. NMOSD attack diagnosis was standardized using 18 clinically meaningful criteria that were developed for the trial in consultation with the FDA and leading experts. Each attack was adjudicated by an independent blinded panel of experts in the treatment of NMOSD. The trial met the primary endpoint, with a statistically significant difference in the time to NMOSD attack in favor of inebilizumab over placebo. In the AQP4+ population, 11.2% (18/161) of the patients receiving inebilizumab had an attack, compared to 42.3% (22/52) of patients receiving placebo, representing a 77.3% risk reduction. In the intent-to-treat, or ITT, population which also included AQP4- patients, 12.1% (21/174) of the patients receiving inebilizumab had an attack, compared to 39.3% (22/56) of patients receiving placebo, representing a 72.8% risk reduction, as shown in the table below.

The trial enrolled a small number of AQP4- patients (n = 17), and very few attacks were observed in this population. As a result, no clear conclusions can be drawn with respect to the AQP4- population.

	AQP4+ Population n = 213		Overall ITT Population n = 230
Primary Endpoint	Placebo N=52	Inebilizumab N=161	Placebo N=56	Inebilizumab N=174
# of patients with an attack	22 (42.3%)	18 (11.2%)	22 (39.3%)	21 (12.1%)
# of patients without an attack	30 (57.7%)	143 (88.8%)	34 (60.7%)	153 (87.9%)
Hazard ratio (95% CI)		0.227 (0.121, 0.423)		0.272 (0.150, 0.496)
p-value		< 0.0001		< 0.0001

The Kaplan-Mejer graphics below illustrate the probability of a patient being NMOSD attack-free during the course of the N-MOmentum randomized control period in AQP4-IgG seropositive patients and the ITT patient populations.

AQP4+ Population
1.0
0.8
0.6
0.4
0.2
0.0
Probability of no attack
87.6%
56.6%
Patients with NMOSD attacks (n/N)
Inebilizumab, 18/161 (11.2%)
Placebo, 22/52 (42.3%)
HR (95% CI), 0.227 (0.121, 0.423); p < 0.0001
NNT at Day 197 (95% CI), 3.23 (2.72, 4.54)
Inebilizumab
Placebo
1
29
57
85
113
141
169
197
225
Time (days)

Overall ITT Population
86.7%
59.9%
Probability of no attack
1.0
0.8
0.6
0.4
0.2
0.0
Patients with NMOSD attacks (n/N)
Inebilizumab, 21/174 (12.1%)
Placebo, 22/56 (39.3%)
HR (95% CI), 0.272 (0.150, 0.496); p < 0.0001
NNT at Day 197 (95% CI), 3.73 (3.06, 5.66)
Inebilizumab
Placebo
1
29
57
85
113
141
169
197
225
Time (days)

We also evaluated the following four secondary endpoints in the N-MOmentum randomized control period: worsening of the Expanded Disability Status Scale, or EDSS, score from baseline; change from baseline in low-contrast visual acuity binocular score (by low-contrast Landolt C Broken Ring Chart, or LCVNB); cumulative total number of new MRI lesions and the number of NMOSD-related inpatient hospitalizations (longer than an overnight stay). These endpoints were assessed at the last visit of each patient during the randomized controlled period. The trial met three of the four secondary endpoints with statistical significance, as illustrated in the table below.

Secondary endpoint	AQP4+ Population; n=213				Overall ITT Population; n=230
	Placebo n=52	Inebilizumab n=161	p-value*	Placebo n=56	Inebilizumab n=174	p-value*
Worsening from baseline in EDSS score at last visit(1)	n=52	n=161		n=56	n=174
n (%)	18 (34.6)	25 (15.5)		19 (33.9)	27 (15.5)
Odds Ratio (95% CI)	0.371 (0.181–0.763)		0.0070	0.370 (0.185–0.739)		0.0049
Change from baseline in LCVAB score(2)	n=52	n=158		n=56	n=171

LSM (SE)	0.600 (0.999)	0.562 (0.572)		1.442 (1.217)	1.576 (0.935)

LSM difference (95% CI)	-0.038 (-2.312–2.236)		0.9736	0.134 (-2.025–2.294)		0.9026
Cumulative number of active MRI lesions(3)	n=31	n=74		n=32	n=79
Mean (SD)	2.3 (1.3)	1.7 (1.0)		2.3 (1.3)	1.6 (1.0)

RR (95% CI)(4)	0.568 (0.385–0.836)		0.0042	0.566 (0.387–0.828)		0.0034
Cumulative number of inpatient hospitalisations(5)	n=7	n=8		n=8	n=10

Mean (SD)	1.4 (0.8)	1.0 (0.0)		1.4 (0.7)	1.0 (0.0)

RR (95% CI)(4)	0.258 (0.090–0.738)		0.0115	0.286 (0.111–0.741)		0.0100

*	Presented p-values are nominal; according to adjustments multiple comparison testing, differences were considered significant if p<0.0125.
(1)

Proportion of participants with worsening EDSS score from baseline, with Odds Ratio calculated using a logistic regression model with treatment, serostatus and baseline score as explanatory variables and non-responder imputation (with missing values considered as worsening).

(2)

LSM differences in the change in LCVAB score were assessed using an analysis of covariance model with treatment, serostatus and baseline Landolt C Broken Ring Chart binocular score as explanatory variables and last non-missing low-contrast visual acuity score. Unilateral vision testing was not performed. Units are the number of optotypes identified correctly.

(3)

Cumulative number of active MRI lesions from baseline (includes gadolinium-enhancing or new/enlarging T2 lesions), with RRs assessed using negative binomial regression, with treatment and serostatus as explanatory variables.

(4)	RR analysis is based on the entire population, not just those who had an event.
(5)

Cumulative number of neuromyelitis optica-related inpatient hospitalizations from baseline, with RRs assessed using negative binomial regression, with treatment and serostatus as explanatory variables.

AQP4-IgG, aquaporin-4-immunoglobulin G; CI, confidence interval; EDSS, Expanded Disability Status Scale; ITT, intent-to-treat; LCVAB, low-contrast visual acuity binocular; LSM, least-squares mean; MRI, magnetic resonance imaging; OR, odds ratio; RR, rate ratio; SD, standard deviation; SE, standard error.

Compared to patients who received placebo, we observed that a significantly smaller proportion of patients experienced a worsening from baseline of their EDSS score when treated with inebilizumab. Of patients treated with inebilizumab, 15.5% (27/174) experienced a worsening from baseline of their EDSS score, compared to 33.9% (19/56) of patients who received placebo. We also observed a significant reduction in the number of NMOSD-related inpatient hospitalizations for patients treated with inebilizumab compared to patients who received placebo (p = 0.01; rate ratio 0.286). In addition, the cumulative new MRI lesion count was significantly lower in patients treated with inebilizumab (79/174) compared to patients who received placebo (32/56) (p = 0.0034; rate ratio 0.566). We did not observe a significant difference in the change from baseline in low-contrast visual acuity binocular score between the inebilizumab and placebo groups.

Inebilizumab effectively depleted peripheral B cells within four weeks to below 10% of the average baseline in the N-MOmentum randomized control period, as illustrated below. The mean B cell count did not rise above this threshold throughout the 197-day randomized controlled period of the trial.

In September 2019, interim data from the ongoing open-label extension was presented at the Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS). 216 patients entered the open-label extension of the N-MOmentum trial following the conclusion of the randomized-control period. As of June 6, 2019, 192 patients remained in the open-label extension, with the most common reason for withdrawal being “other”, a category that includes, among others, events such as decisions by physicians to discontinue treatment for any reason and patient pregnancies. The probability of a patient being NMOSD attack-free at one-year during the combined period of both the randomized control period and the open-label extension through the data cut-off of October 26, 2018 was 84.7% for patients treated with inebilizumab from the start of the trial and 50.1% for the patients who were treated with placebo during the randomized control period and switched to inebilizumab during the open-label extension.

Inebilizumab was generally well-tolerated in the randomized control period and the rates and types of treatment-emergent adverse events, or TEAEs, reported in patients receiving inebilizumab were broadly similar to TEAEs reported by patients receiving placebo, as illustrated below. Adverse events were reported in 71.8% (125/174) of the patients receiving inebilizumab and in 73.2% (41/56) of the patients receiving placebo in the randomized control period. Urinary tract infection, arthralgia, back pain, headache, fall, hypoesthesia, cystitis and eye pain were nominally more frequent in patients receiving inebilizumab. The incidence of serious adverse events, or SAEs, was 4.6% in patients receiving inebilizumab and 8.9% in patients receiving placebo during the randomized control period. No specific SAEs were reported in more than one patient and no deaths occurred throughout the randomized controlled period. Two deaths have been reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to inebilizumab by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. The differential diagnosis of observed neurological symptoms and MRI lesions included atypical NMOSD attack, progressive multifocal leukoencephalopathy and acute disseminated encephalomyelitis.

AEs occurring in > 5% of patients in either group (RCP)	Inebilizumab (n = 174)	Placebo (n = 56)
UTI	11.5%	8.9%
Arthralgia	9.8%	3.6%
IRR	9.2%	10.7%
Back pain	7.5%	3.6%
Headache	7.5%	7.1%
Nasopharyngitis	7.5%	10.7%
Diarrhea	4.6%	5.4%
Nausea	3.4%	5.4%
URTI	2.9%	5.4%
Depression	2.3%	8.9%
Oral herpes	0.6%	5.4%
Pruritus	0.6%	8.9%
Vomiting	0.6%	7.1%

The ongoing open-label phase of the N-MOmentum is designed to evaluate the longer-term efficacy and safety of inebilizumab. In the interim open-label extension safety data presented in September 2019, with a safety data cut-off of June 6, 2019, inebilizumab remained generally well-tolerated with the types of TEAEs consistent with that observed during the randomized control period. For patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension through June 6, 2019, the incidence of SAEs after receiving inebilizumab was 16.0%. As discussed above, two deaths have been reported in the open-label period. As of June 6, 2019, adverse events occurring in greater than 10% of patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension were UTI (22.2%), nasopharyngitis (16.4%), back pain (12.4%), infusion related reaction, or IRR (12.4%), arthralgia (11.6%) and headache (11.1%) after receiving inebilizumab.

Based on the positive results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. The FDA set a PDUFA date of June 11, 2020.

VIB4920

VIB4920 is a fusion protein designed to bind to CD40L on activated T cells, blocking CD40L from interacting with CD40-expressing B cells and other binding partners. This is intended to prevent B cells from differentiating into plasma cells and memory B cells. Blocking CD40L can also inhibit stimulation of dendritic cells and monocytes by T cells, which reduces production of pro-inflammatory mediators. We believe that these combined effects produce powerful immunomodulation targeting of both T and B cell driven diseases.

Two Phase 1 clinical trials of VIB4920 have been completed to date: a Phase 1a single-ascending dose trial in healthy volunteers and a Phase 1b multiple-ascending dose trial in patients with rheumatoid arthritis, a disease with well understood clinical endpoints enabling proof of clinical activity in a relatively small clinical trial. In both trials, VIB4920 was generally well-tolerated, with no evidence of platelet aggregation that can lead to thromboembolic side effects observed with an earlier generation CD40L mAb. In the Phase 1b trial, VIB4920 decreased disease activity in patients with active rheumatoid arthritis, and the majority of patients achieved low level disease activity or remission at the two highest dose levels. We believe that the dose-dependent reduction in autoantibody levels coupled with the clinical activity observed in rheumatoid arthritis suggest that VIB4920 effectively blocks the CD40/CD40L interaction. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. Both of these diseases are associated with the CD40/CD40L co-stimulatory pathway, and we also plan to initiate additional studies in other diseases associated with the same pathway in 2020.

Mechanism of Action

The CD40/CD40L interaction plays a critical role in driving humoral immune responses and has been implicated in the pathogenesis of several autoimmune diseases, including Sjögren’s syndrome, as well as other conditions such as kidney transplant rejection. CD40 is constitutively expressed on a variety of antigen presenting cells, including B cells, dendritic cells and macrophages. CD40L is highly regulated and predominately expressed on activated T cells. CD40/CD40L interactions between B cells and activated T cells are essential for mounting effective humoral responses to T cell dependent antigens. The binding of VIB4920 to both soluble CD40L and CD40L expressed on the surface of activated T cells is intended to block CD40L from interacting with CD40-expressing B cells and other binding partners, preventing B cells from differentiating into plasma cells and memory B cells. Each of the graphics below illustrates different elements of the CD40/CD40L co-stimulatory pathway that VIB4920 is designed to inhibit. CD40 signaling is required for germinal center formation, somatic hypermutation and the generation of memory B cells and long-lived plasma cells, as illustrated in graphic A below. Engagement of CD40 on macrophages and dendritic cells leads to activation of these cells with ensuing production of pro-inflammatory mediators, including cytokines, chemokines and MMPs, and upregulation of other co-stimulatory pathways, as illustrated in graphics B and C below.

The potential benefits of targeting the CD40L/CD40 interaction in autoimmune diseases such as lupus nephritis and ITP have been suggested by previous clinical trials conducted by other companies using full antibodies directed at CD40L. However, the earlier generation CD40L mAb caused adverse thromboembolic side effects related to platelet aggregation due to crosslinking of anti-CD40L antibodies co-bound to platelet CD40L and FcgRIIa on adjacent platelets. To avoid complications associated with mAb-based targeting of CD40L, VIB4920 was designed as a novel CD40L binding protein comprised of two Tn3 proteins fused to human serum albumin. Tn3 is a small protein scaffold that does not possess an Fc domain and therefore is unlikely to induce adverse platelet responses.

Background and Unmet Medical Need for Sjögren’s Syndrome and Kidney Transplant Rejection

We are initially developing VIB4920 in parallel in two diseases: Sjögren’s syndrome and kidney transplant rejection. Sjögren’s syndrome is a chronic, systemic autoimmune disease characterized by lymphocytic infiltration of the exocrine glands such as the lacrimal and salivary glands. The disease frequently leads to keratoconjunctivitis sicca (dry eye) and xerostomia (dry mouth). Sjögren’s syndrome may occur with other autoimmune diseases, such as SLE or rheumatoid arthritis. Sjögren’s syndrome is estimated to affect 0.5% to 1.0% of the population, with an estimated one million people in the United States suffering from Sjögren’s syndrome. No treatments have been shown to alter the course of this disease. Supportive treatment is aimed at relieving dry mouth/dry eye symptoms.

Current regimens used to prevent rejection following kidney transplant commonly rely on a combination of CD28/B7 pathway blockade with belatacept and calcineurin inhibitors. While generally effective, these regimens are associated with slow deterioration of kidney function as a result of calcineurin inhibitor toxicity. Literature and data from animal models support the hypothesis that blockage of the CD40/CD40L pathway may be effective in the prevention of transplant rejection. We plan to conduct a proof of concept study to test the hypothesis that VIB4920, when combined with belatacept, will result in similar or reduced rates of kidney transplant rejection in comparison to current calcineurin based regimens while avoiding the renal toxicity associated with calineurin inhibitors.

Clinical Development

We initiated a Phase 2 trial in kidney transplant rejection in 2019 and a separate Phase 2b trial in Sjögren’s syndrome is ongoing, the latter of which is designed to be Phase 3-enabling. Both of these conditions are associated with immune overactivation through the CD40/CD40L co-stimulatory pathway, and we plan to initiate additional studies in other diseases associated with the same pathway in 2020.

Phase 1b Trial

In August 2018, we completed a Phase 1b, randomized, double-blinded, placebo-controlled trial conducted in patients with rheumatoid arthritis, a disease with well understood clinical endpoints enabling proof of clinical activity in a relatively small clinical trial. Fifty-seven patients enrolled in the trial and were randomized into four sequential VIB4920 dose cohorts, with doses ranging from 75 mg to 1500 mg, or treated with placebo, given by intravenous infusion every other week for 12 weeks, followed by 12 weeks of post-treatment observation. All patients received a systemic immunosuppressant, methotrexate, or a disease-modifying antirheumatic drug as background therapy.

The primary endpoint of the Phase 1b trial was the safety and tolerability of VIB4920. Consistent with the Phase 1a trial, VIB4920 was generally well-tolerated in patients with rheumatoid arthritis, with diarrhea, hyperhidrosis, upper respiratory tract infection and urinary tract infection being the most common TEAEs reported. We observed a balanced distribution of TEAEs between placebo and the four treatment groups, as shown in the table below. No thromboembolic events or clinically significant coagulation lab abnormalities were observed. One life-threatening treatment-emergent serious adverse event occurred, which was determined to be unrelated to VIB4920.

Number (%) of Patients With	Placebo n=15	VIB4920 75mg n=8	VIB4920 500mg n=10	VIB4920 1000mg n=12	VIB4920 1500mg n=12	VIB4920 Total n=42
>1 event	13 (86.7)	3 (37.5)	7 (70.0)	6 (50.0)	10 (83.3)	26 (61.9)
>1 related event	5 (33.3)	1 (12.5)	5(50.0)	3 (25.0)	6 (50.0)	15 (35.7)
>1 event of > grade 3 severity	0	0	1 (10.0)	1 (8.3)	1(8.3)	3 (7.1)
Death (grade 5 Severity)	0	0	0	0	0	0
>1 serious event	0	0	0	0	1(8.3)	1(2.4)
>1 serious and/or > grade 3 severity event	0	0	1 (10.0)	1 (8.3)	1(8.3)	3 (7.1)
>1 related serious event	0	0	0	0	0	0
>1 event leading to discontinuation of investigational product	0	1 (12.5)	0	0	1 (8.3)	2 (4.8)

In addition to safety and tolerability, clinical benefit with VIB4920 in patients with rheumatoid arthritis was also evaluated. Key secondary and exploratory endpoints in the multiple ascending dose study in rheumatoid arthritis measured at week 12 included change in disease activity, as measured by changes from baseline in DAS28-CRP score, as well as biomarkers such as rheumatoid factor, or RF, autoantibodies, serum C-reactive protein, or CRP, and Vectra-DA score.

DAS28-CRP is a composite clinical disease activity scale used in assessing the disease activity score of rheumatoid arthritis which takes into account the number of swollen and tender joints, CRP levels and a patient global health assessment. In this trial, VIB4920 reduced disease activity quantified by DAS28-CRP score at the two highest doses, as shown in the graphic below. At week 12, the adjusted mean change from baseline of DAS28-CRP (standard error) was: -2.3 (0.3) in the VIB4920 1500 mg group, -2.2 (0.3) in the VIB4920 1000 mg group, -1.2 (0.3) in the VIB4920 500 mg group, 0.1 (0.4) in the VIB4920 75 mg group and -1.0 (0.3) in the placebo group. The effect of VIB4920 on DAS28-CRP was rapid, with reductions evident by day 15, after only a single dose of VIB4920. The reduction of disease activity as compared with placebo was both clinically and statistically meaningful in the groups receiving the highest two doses of VIB4920. Seventy-five percent of patients in the 1500 mg group and 50% of patients in the 1000 mg group achieved a DAS28-CRP score of 3.2 or less at week 12 indicating they achieved low disease activity or clinical remission in the trial, compared to 6.7% of the patients who received placebo.

RFs are a family of autoantibodies produced against the Fc portion of IgG which are elevated in rheumatoid arthritis and are associated with poor prognosis. VIB4920 reduced RF titers at the 500, 1000 and 1500 mg dose levels. Reductions in RF titers from baseline were evident in response to VIB4920 as early as day 29, with the 1500 mg dose reducing RF titers by approximately 50% by day 85.

Vectra DA is a commercially available and validated biomarker panel which measures 12 biomarkers (adhesion molecules, growth factors, cytokines, matrix metalloproteinases, skeletal proteins, hormones, and acute phase proteins) and combines these parameters into a single score to assess the key mechanisms and pathways that drive rheumatoid arthritis disease activity. At day 85, Vectra DA multi-biomarker score was reduced in patients at the 1000 and 1500 mg VIB4920 dose levels (p = 0.018 and p = 0.001, respectively). The results of this clinical trial were published in a featured cover article in Science Translational Medicine.

In summary, VIB4920 decreased disease activity in patients with active rheumatoid arthritis, with at least 50% and 75% of patients, respectively, achieving low disease activity or clinical remission in the two highest dose groups at Day 85. We believe that the observed dose-dependent decrease in autoantibody levels, together with the inhibition of T cell dependent antibody responses in healthy volunteers, as reported in our Phase 1a trial of VIB4920, suggests that VIB4920 may effectively block the CD40/CD40L interaction.

Phase 1a Trial

In May 2016, a Phase 1a, randomized, double-blinded, placebo-controlled, single-ascending dose trial was completed to evaluate the safety and tolerability of VIB4920 in healthy adults. Fifty-nine patients enrolled in the trial and were randomized into seven active treatment cohorts, with doses ranging from 3 mg to 3000 mg, or treated with placebo. The primary endpoint of the Phase 1a trial was to measure the incidence of TEAEs and TESAEs. VIB4920 was generally well-tolerated, with the most common TEAEs being nasopharyngitis, headache and diarrhea, and no TESAEs were observed.

VIB4920 also demonstrated dose-dependent inhibition of T cell dependent antibody responses. In order to evaluate the ability of VIB4920 to influence humoral immune responses in healthy patients, the Phase 1a trial measured inhibition of an induced T cell dependent IgG antibody response to the neoantigen keyhole limpet hemocyanin, or KLH. We observed a 78% and 86% reduction in anti-KLH IgG antibody concentration in the VIB4920 1000 mg and 3000 mg cohorts, respectively, compared to placebo at day 43. In the highest VIB4920 dose group, 7 of 8 patients had undetectable titers of anti-KLH-IgG at day 43, suggesting near complete suppression of the humoral immune response by VIB4920. These data highlight the mechanism of action of VIB4920 and demonstrate its potential to suppress B cell activation and plasma cell differentiation.

VIB7734

VIB7734 is a humanized mAb intended to be a novel treatment for autoimmune diseases where the pathology is driven principally by overproduction of type I interferons and other cytokines secreted by pDCs. VIB7734 is designed to target and bind to ILT7, a cell surface molecule specific to pDCs, leading to pDC depletion. pDCs generate the majority of type I interferons in pathological states. The depletion of pDCs may also decrease other inflammatory cytokines such as TNF-a and IL-6, which are critical to the pathogenesis of a number of autoimmune diseases. We have completed a Phase 1a single-ascending dose trial in patients with any one of the following six different autoimmune diseases: CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. The Phase 1a trial demonstrated that VIB7734 was generally well-tolerated and reduced pDC numbers in peripheral blood. Our ongoing Phase 1b multiple ascending dose trial includes a cohort of patients with the same diseases as well as separate cohorts of patients with CLE in the presence or absence of SLE. The CLE cohorts will be the basis of an interim data analysis planned for the second quarter of 2020.

Mechanism of Action

In certain autoimmune diseases, once pDCs are activated, they secrete large amounts of cytokines, including type I interferons, as illustrated in graphic A below. pDC infiltration and the resulting accumulation in tissues has been observed in a number of autoimmune diseases and appears to correlate with disease activity. Additionally, pDCs are involved in antigen presentation to T cells leading to the activation of autoreactive T cells, as illustrated in graphic B below. VIB7734 is a human IgG1 lambda afucosylated mAb specific for ILT7, a cell surface molecule expressed only on pDCs. VIB7734 binds to ILT7 on the surface of pDCs, which leads to recruitment of macrophages and natural killer cells, thus inducing apoptosis and depletion of pDCs in vivo. The afucosylation of VIB7734 is designed to enhance the potency of VIB7734 for antibody-dependent cell-mediated cytotoxicity against pDCs. We believe that depletion of pDCs will not only reduce type I interferons, but also other types of cytokines and mediators involved in a number of autoimmune diseases. Each of the graphics below illustrates different elements of the function of pDCs that VIB7734 is designed to deplete, with graphic A showing the production of pro-inflammatory cytokines and graphic B highlighting the antigen presenting process by pDCs to T cells.

Background and Market Opportunity in Selected Autoimmune Diseases

VIB7734 has potential utility across multiple autoimmune diseases that are characterized by elevated type I interferon signatures. These include CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis, dermatomyositis and a subset of rheumatoid arthritis. The majority of these conditions can lead to significant morbidity and currently have no approved treatments.

Overexpression of type I interferons is consistently found in the majority of patients with SLE, a systemic autoimmune disease that is characterized by the presence of a variety of autoantibodies and can involve multiple organs, including the skin, joints, kidneys and central nervous system. The estimated number of people suffering from SLE in the United States was approximately 161,000 to 322,000 in 2011. Based on this, we estimate the prevalence of SLE in the United States to range between 49 to 100 per 100,000 individuals. Treatment of SLE still largely relies on corticosteroids and non-specific immunosuppressive drugs.

Infiltration of inflamed muscle tissue and overexpression of type I interferons have also been found in inflammatory myopathies, a group of conditions associated with inflammation of the muscles with resulting muscle weakness. We estimate that a subset of this group of myopathies, polymyositis and dermatomyositis, has a prevalence of approximately 5 to 22 per 100,000 individuals in the United States, and based on this prevalence, we estimate the patient population to be approximately 16,000 to 70,000. Treatment of inflammatory myopathies typically involves corticosteroids and nonspecific immunosuppressive drugs.

Systemic sclerosis is a chronic autoimmune disease associated with thickening and fibrosis of the skin, frequently also involving other organ systems such as the lungs, heart and kidneys. The prevalence of systemic sclerosis is estimated to be between 13.5 and 44.3 per 100,000 individuals in Europe and North America, and based on this prevalence, we estimate the patient population to be approximately 300,000. No treatments that alter the course of this disease are currently available, and patients are managed with supportive treatment for the various organ manifestations of this disease.

Sjögren’s syndrome is an autoimmune condition involving inflammation and destruction of the salivary and lacrimal glands. Other organs such as joints, lungs and kidneys may be involved as well. Sjögren’s syndrome is estimated to have affected between 53,000 and 248,000 people in the United States in 2017. No treatments have been shown to alter the course of this disease.

Rheumatoid arthritis is a chronic autoimmune disease involving progressive inflammation and destruction of the joints. A subset of approximately 33% of patients with rheumatoid arthritis has been shown to have elevated expression of interferon regulated genes. This subgroup also appears to have a poorer response to rituximab treatment.

Clinical Development

Ongoing Phase 1b Trial

In December 2018, we initiated a multiple ascending dose Phase 1b trial to evaluate the safety and tolerability of multiple subcutaneous doses of VIB7734 in a cohort of patients with any one of the following six different autoimmune diseases: CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. We intend to enroll 32 patients in the Phase 1b trial in three cohorts with 8 patients in cohort 1, and 12 patients each in cohorts 2 and 3. In cohort 1, patients will be randomized in a 3:1 ratio to receive VIB7734 or matching placebo and in cohorts 2 and 3, patients diagnosed with CLE (with or without SLE) will be randomized in a 2:1 ratio to receive VIB7734 or matching placebo. The primary endpoint of the Phase 1b trial is the incidence of TEAEs and TESAEs and adverse events with special interest. The key secondary endpoint for cohorts 2 and 3 in the trial is a measurement of the change from baseline in the CLE disease area and severity index activity score. An interim data analysis in CLE in cohorts 2 is planned for the second quarter of 2020, and cohorts 3 is planned for the second half of 2020.

Phase 1a Trial

In a completed Phase 1a trial, the safety, PK, pharmacodynamics, or PD, and immunogenicity of single subcutaneous doses of VIB7734 were evaluated in patients with any one of the following six different autoimmune diseases: CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. A total of 36 patients were enrolled and randomized across five cohorts to receive a single subcutaneous dose of VIB7734 or matching placebo, of which ten patients received placebo treatment.

VIB7734 was generally well-tolerated. Sixty-nine percent (18/26) of the patients treated with VIB7734 experienced at least one TEAE, with a majority of such TEAEs characterized as non-serious and deemed not related to VIB7734. The most frequent TEAEs in the patients treated with VIB7734 were infections, musculoskeletal and connective tissue disorders, and gastrointestinal disorders. No VIB7734-related TESAEs were observed. The rates and types of TEAEs reported in patients receiving VIB7734 were broadly similar to TEAEs reported by patients receiving placebo.

After a single subcutaneous injection, drug exposure and pDC levels were measured periodically during the 85-day follow-up period. VIB7734 peak concentrations were observed 5 to 8 days post dose and levels increased in a dose-dependent manner. Increasing doses were associated with a non-linear reduction in pDCs. Median reduction of pDC levels by 57% was seen at the lowest dose of 1 mg, with median reductions of 90% observed in higher doses. Time to recovery of pDC levels appeared to be dose dependent.

Pre-clinical Programs

We are also conducting pre-clinical research and development on two other product candidates. The first candidate, VIB1116, is a mAb designed to decrease the number and function of antigen-presenting dendritic cells. We expect to conduct pre-clinical toxicology studies in the first half of 2020 to enable a submission of an IND application. The second candidate is a mAb cytokine fusion protein designed to inhibit inflammatory responses. We are currently conducting pre-clinical efficacy studies of this candidate in animal models.

Licenses and Strategic Agreements

Asset Purchase Agreement with MedImmune

In February 2018, we entered into an asset purchase agreement, or the APA, with MedImmune pursuant to which we acquired from MedImmune, among other things, the intellectual property and the biological, regulatory and other materials associated with a portfolio of clinical and pre-clinical biological molecules for a purchase price of approximately $142.3 million. The APA provided for the assignment to us of certain license and other contractual rights from various third parties and for our entrance into certain service and supply agreements with AstraZeneca and MedImmune, in each case on an arms-length basis, in order to ensure our ability to use the acquired molecules in our business as a biotechnology company focused on autoimmune disease. Furthermore, we may be required to make milestone payments to MedImmune, or to third parties upon MedImmune’s instruction, of up to an aggregate of approximately $119 million related to the initiation and execution of clinical trials, submission and approval of regulatory drug applications, and sales milestones, of which approximately $44 million remains payable upon the achievement of such milestones for inebilizumab.

MedImmune License Agreement

In connection with the asset acquisition pursuant to the APA, in February 2018 we entered into a license agreement with MedImmune. Pursuant to the agreement, MedImmune granted us an exclusive, worldwide, royalty-free license to use protein scaffolds and methods for purifying albumin-fusion proteins covered by certain patent rights owned by MedImmune in order to exploit products aimed at treating inflammation and autoimmune disorders.

Pursuant to the agreement, we may grant sublicenses to affiliates and certain third parties, provided that all sublicensees are required to comply with the terms and conditions of the agreement. In addition, we will be liable for any acts and omissions of a sublicensee, including in respect of any third party claim made against MedImmune or any of its affiliates resulting from such acts or omissions.

MedImmune has the right to prepare, file, prosecute and maintain certain patents, including directing any related interference, re-issuance, re-examination and opposition proceedings. If MedImmune decides not to prepare, file, prosecute or maintain certain patents, MedImmune has agreed to provide us with written notice of such decision at least 90 days prior to any applicable filing deadline. Thereafter, we will have the right, but not the obligation to assume the control and direction of the preparation, filing, prosecution and maintenance of certain patents at our sole cost and expense. MedImmune also has the first right, but not the obligation, to enforce the licensed patents.

The term of the agreement expires upon the expiration, revocation, invalidation or abandonment of the last patent or patent application within the licensed patents. Either we or MedImmune can terminate the agreement in the event of an uncured material breach by the other party or in the event of the other party’s bankruptcy or insolvency. MedImmune may immediately terminate the agreement with respect to any patent within the licensed intellectual property immediately upon written notice to us if we or our affiliates or our sublicensees knowingly assist any third party in opposing the grant of such patent or assist any third party in disputing the validity or enforceability of such patent. We may also terminate the agreement in its entirety or with respect to any particular product for any reason upon 60 days’ prior written notice to MedImmune. The rights and obligations of the parties that survive termination of the agreement vary depending on the basis for the termination.

Clinical Supply Agreement with AstraZeneca UK Limited

In February 2018, and in connection with the APA, we entered into a clinical supply agreement with AstraZeneca for the manufacture and supply of products by AstraZeneca for our clinical use and the performance by AstraZeneca of certain services, including shipping, distribution and regulatory support. Pursuant to the agreement, we will purchase and AstraZeneca will supply product containing inebilizumab as its active ingredient for clinical purposes.

The term of the agreement expires on February 23, 2023 unless terminated earlier in accordance with the agreement. Either we or AstraZeneca can terminate the agreement upon 60 days’ prior written notice to the breaching party in the event either party breaches, and does not cure such breach during a specified period, any of its material obligations under the agreement or immediately upon written notice to the other party if a specified bankruptcy-related event with regard to the other party occurs. AstraZeneca may terminate the agreement at any time after February 23, 2019 upon 30 months’ prior written notice to us. In addition, we may terminate the agreement upon 30 days’ prior written notice to AstraZeneca upon receiving a remediation plan from AstraZeneca, which if implemented, will not enable AstraZeneca to fulfill its delivery obligations under the agreement within twelve months of a force majeure event.

Commercial Supply Agreement with AstraZeneca UK Limited

In April 2019, and in connection with the APA, we entered into a commercial supply agreement with AstraZeneca for the manufacture and supply of products by AstraZeneca for our commercial supply use and the performance by AstraZeneca of certain services, including shipping, distribution and regulatory support. The agreement provides for the manufacture and supply for inebilizumab concentrates. Under the agreement, we will provide a forecast of orders for the quantities of bulk inebilizumab concentrates we believe we will require, and forecasted quantities will become binding at a certain point before the firm delivery date set forth in the forecast. We also have the right to request that AstraZeneca transfer manufacturing to a mutually agreed upon third party, subject to certain restrictions on technology transfer from third party licensors, in certain limited situations where AstraZeneca is unable or unwilling to supply inebilizumab in sufficient quantities to meet our orders. The agreement contains provisions relating to compliance by AstraZeneca with cGMP, indemnification, confidentiality, regulatory matters, dispute resolution, intellectual property and other customary matters for an agreement of this kind.

The term of the agreement expires on April 4, 2029, with automatic renewal for successive three-year terms, unless terminated earlier in accordance with the agreement. Either we or AstraZeneca can terminate the agreement upon 60 days’ prior written notice to the breaching party in the event either party breaches, and does not cure such breach during a specified period, any of its material obligations under the agreement or immediately in the event of the other party’s bankruptcy or insolvency. Either we or AstraZeneca may terminate the agreement at any time upon thirty six months’ prior written notice. In addition, we may terminate the agreement upon 30 days’ prior written notice to AstraZeneca upon receiving a remediation plan from AstraZeneca, which if implemented, will not enable AstraZeneca to fulfill its delivery obligations under the agreement within twelve months of a force majeure event.

Master Supply and Development Services Agreement with AstraZeneca UK Limited

In February 2018, and in connection with the APA, we entered into a master supply and development services agreement with AstraZeneca, or the MSDSA, pursuant to which AstraZeneca agreed to provide development services and supply clinical product for certain programs, including VIB7734. Our engagement with AstraZeneca under the MSDSA and any related product schedules are on a non-exclusive basis. We have the right, at our sole discretion, to engage other providers for VIB7734 development services and supply, subject to restrictions on the transfer of certain AstraZeneca manufacturing technology. Under the MSDSA, we have entered into a product schedule for AstraZeneca to provide clinical supply of VIB7734 and to develop a transferrable manufacturing process. The MSDSA contains provisions relating to compliance by AstraZeneca with cGMP, indemnification, confidentiality, regulatory matters, dispute resolution, intellectual property and other customary matters for an agreement of this kind.

The term of the MSDSA expires on February 23, 2028. Either we or AstraZeneca can terminate the agreement immediately if there are no product schedules in force for a continuous period of at least twelve months. We may terminate the agreement at any time upon six months’ prior written notice to AstraZeneca. Either we or AstraZeneca can terminate the agreement upon 60 days’ prior written notice to the breaching party in the event either party breaches any of its material obligations under the agreement or immediately in the event of the other party’s bankruptcy or insolvency.

Transition Services Agreement with MedImmune

In February 2018 and in connection with the APA, we entered into a transition services agreement with MedImmune, pursuant to which MedImmune has agreed to provide transitional services related to our use and operation of the acquired assets, including, but not limited to, financial services, procurement activities, information technology services, clinical data management and statistical programming, clinical operations and development and commercial activities. Pursuant to the agreement, we granted MedImmune a non-exclusive, royalty-free, non-transferable license and right of reference, with the right to grant further licenses and rights of reference to affiliates and subcontractors performing services under the agreement. The license and right of reference are to certain regulatory materials and all intellectual property rights owned or controlled by us that are necessary to perform the agreed upon services.

The term of the agreement expires upon the expiration of the last service period, unless terminated earlier in accordance with the agreement. We may terminate the agreement in its entirety or with respect to all or any services, at any time, upon 30 days’ prior written notice to MedImmune. Either we or MedImmune can terminate the agreement upon 30 days’ prior written notice to the breaching party in the event of an uncured breach and immediately if a specified bankruptcy-related event with regard to the other party occurs. In the event that a delay in connection with a force majeure event continues for a period of at least 30 days, the party affected by the other party’s delay may elect to (a) suspend performance and extend the time for performance for the duration of the force majeure event or (b) terminate the agreement without any liability to either party arising out of such termination.

Hansoh License and Collaboration Agreement

In May 2019, we entered into a license and collaboration agreement with Hansoh Pharma, for co-development and commercialization of inebilizumab in China, Hong Kong, and Macau for NMOSD as well as other potential inflammation/autoimmune and hematologic malignancy diseases. Under the terms of the agreement, we received up-front licensing fees of an aggregate of $20 million in 2019 and may receive payments contingent on certain development, regulatory and commercial milestones, for up to an aggregate of $203 million, plus royalties on net sales ranging from low double-digits to high teens.

Pursuant to the agreement, we granted Hansoh Pharma an exclusive, royalty-bearing, license to import, sell, have sold, offer for sale, and otherwise commercialize inebilizumab in China, Hong Kong, and Macau, as covered by our patent rights. We also granted Hansoh Pharma an exclusive license with us to co-develop inebilizumab in additional diseases in China, Hong Kong and Macau. Hansoh Pharma will be responsible for leading development and commercialization of inebilizumab in China, Hong Kong and Macau. We will be responsible for supplying inebilizumab to Hansoh Pharma pursuant to a supply agreement that we expect to enter into.

The agreement continues until terminated by Hansoh Pharma or by us. Hansoh Pharma may terminate the agreement at any time upon 120 days’ notice to us. Either we or Hansoh Pharma can terminate the agreement in its entirety, or on a region-by-region or product-by-product basis, if the other party is in material breach that is uncured after 60 days from written notice. Either we or Hansoh Pharma can terminate the agreement upon bankruptcy or insolvency of the other party, except for a dissolution for the purposes of reorganization, and the other party is unable to fulfill its obligations under the agreement. Upon termination, all rights and licenses granted to Hansoh Pharma terminate and all rights revert back to us.

MTPC Agreement

On October 8, 2019, we entered into a license agreement, or the MTPC License Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, for co-development and commercialization of inebilizumab in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore, and Taiwan, or the Territory, for NMOSD as well as other indications that we and MTPC mutually agree to add to the MTPC License Agreement. Under the terms of the MTPC License Agreement, we received an up-front licensing fee of $30 million and are eligible to receive development and commercialization milestones and payments based, in part, on sales revenue.

Pursuant to the MTPC License Agreement, we granted MTPC an (i) exclusive license under our intellectual property to develop, commercialize, and conduct final manufacturing of inebilizumab in the Territory, and (ii) a non-exclusive license under any patent we control solely to the extent useful or necessary to enable MTPC to develop, commercialize and finally manufacture products in the Territory, but excluding rights to any active pharmaceutical ingredient or compound other than inebilizumab. MTPC will be responsible for leading development, commercialization, and final manufacturing of inebilizumab in the Territory. We will be responsible for supplying inebilizumab to MTPC pursuant to a supply agreement that we expect to enter into. On a country-by-country and product-by-product basis, the licenses will become perpetual, non-exclusive and fully paid-up upon the later of (a) the expiration of the last valid claim of our patent covering the product; (b) the expiration of any regulatory exclusivity with respect to the product; or (c) 10 years after the first commercial sale of the product in such country.

The MTPC License Agreement continues for so long as MTPC is developing or commercializing inebilizumab in the Territory, unless terminated by MTPC or by us. MTPC may terminate the MTPC License Agreement at any time upon 180 days’ notice to us. We may terminate the MTPC License Agreement upon the occurrence of certain adverse events that are not cured by MTPC within the specified cure periods. Either party may terminate the MTPC License Agreement under specified circumstances relating to the other party’s insolvency.

Duke License Agreement

In September 2004, Cellective Therapeutics, Inc., or Cellective, entered into a license agreement with Duke University, or the Duke License Agreement. In September 2015, Cellective was acquired by MedImmune. In February 2018, MedImmune assigned the Duke License Agreement to us.

Pursuant to the Duke License Agreement, we have an exclusive, world-wide license to make, use, manufacture, market, sell, and generally commercialize certain antibodies, including anti-CD19 antibodies, anti-CD22 antibodies, anti-CD20 antibodies, and MS4a gene products, covered by certain patent rights owned by Duke University. The rights licensed to us are for all fields of use. We have the right to sublicense these rights under certain conditions. Duke University retains the right to use the rights for non-commercial, academic research, teaching, clinical, and educational purposes.

Under the terms of the Duke License Agreement, we may be required to pay Duke University low single-digit royalties on net sales of products, including inebilizumab, by us or by our sublicensees that contain or incorporate, or are covered by, certain of the intellectual property licensed pursuant to the Duke License Agreement. Duke University may also be entitled to milestone payments of up to an aggregate of approximately $1 million, of which $212,500 are related to the initiation and execution of clinical trials and submission and approval of regulatory drug applications related to anti-CD19 antibodies. As of December 31, 2019, approximately $100,000 remains payable upon the achievement of such milestones. Pursuant to the Duke License Agreement, and subject to certain exceptions, we are required to indemnify Duke University against all third party claims related to or arising out of the Duke License Agreement. We are required to use commercially reasonable efforts to bring licensed products to market and to meet certain performance milestones.

Unless earlier terminated in accordance with the agreement, the Duke License Agreement will continue on a country-by-country basis for the life of the last-to-expire licensed patent. We may terminate the Duke License Agreement at any time upon at least three months’ prior notice. Duke University may terminate the license agreement in the event of our bankruptcy or insolvency. Either party may terminate the agreement in the event of an uncured material breach by the other party. The right to cure applies only to the first three material breaches properly noticed in a 24 month period. Upon termination of the agreement, we are required to cease manufacture, use, practice, lease, and sale, offering, distribution and other commercialization of licensed products.

SBI Biotech License Agreement

In September 2008, SBI Biotech Co. Ltd, or SBIBT, entered into a license agreement with MedImmune, which was subsequently assigned to us in February 2018 and further amended in August 2018. Pursuant to the agreement, we have an exclusive, world-wide license to make, have made, use, manufacture, have manufactured, market, import, export, offer for sale and sell, with the right to sublicense, anti-ILT7 antibodies and related methods covered by certain patent rights owned by SBIBT. The field of our license is therapeutic, prophylactic, and diagnostic uses in all possible indications, diseases and disorders.

Under the terms of the agreement, as assigned to us, we may be required to pay SBIBT mid-to-high single-digit royalties on net sales of products, including VIB7734, by us or our sublicensees covered by SBIBT’s patents or know-how licensed pursuant to this license agreement. We may also be required to pay SBIBT milestone payments of up to an aggregate of $137 million related to research and development, clinical trials, submission and approval of regulatory drug applications, and sales milestones.

The term of the agreement will continue until the earlier of (i) 50 years from the start of the license or (ii) expiration of all royalty and milestone payment obligations. Royalty and milestone payment obligations expire on a country-by-country and product-by-product basis on the later of (a) the tenth anniversary of the first commercial sale of a product in a country or (b) the last-to-expire of the licensed patents in the country where the product is sold. Upon expiration of the agreement, the licenses granted to us will become fully paid-up, non-exclusive, perpetual licenses.

We can terminate the agreement in its entirety or on a country-by-country and product-by-product basis by giving 60 days’ written notice to SBIBT.

If, in any calendar year, we fail to meet any diligence milestones related to research and development, clinical trials, regulatory filing, regulatory approval or commercial launch, SBIBT can terminate the license upon 90 days written notice, unless we cure the failure within 30 days after the written notice. SBIBT can terminate the license with respect to the European Union and Japan by providing 60 days’ written notice if we fail to use commercially reasonable efforts to develop a product in a member country of the European Union and in Japan after regulatory approval for a product in the United States, and we do not cure the failure within the notice period. SBIBT can terminate the license with respect to a country in which regulatory approval is obtained by providing 90 days’ written notice if we fail to use commercially reasonable efforts to market and sell a product in such country and we do not cure the failure within 30 days after the written notice.

Either we or SBIBT can terminate the license at any time if the other party is in breach of its payment obligations or other obligations and has not cured the breach within 45 days of written notice.

DFCI License Agreement

In September 2004, Cellective entered into an exclusive license agreement with the Dana-Farber Cancer Institute, Inc., or DFCI, which we refer to as the DFCI License Agreement. In September 2015, Cellective was acquired by MedImmune. In February 2018, MedImmune assigned the DFCI License Agreement to us.

Pursuant to the DFCI License Agreement, we have an exclusive, worldwide license, with the right to grant sublicenses under certain conditions, to make, use, manufacture, market, sell, and generally commercialize certain anti-

CD19 biological material, including hybridomas producing anti-CD19 antibodies, CD19 transgenic mouse lines, and CD19 cDNA transfected cell lines, certain anti-CD22 biological materials and certain patent rights owned by DFCI related to anti-CD19 antibodies and anti-CD22 antibodies. The rights licensed to us are for all fields except research reagents.

Under the terms of the agreement, DFCI was entitled to a milestone payment of $250,000 for each of the first three corporate alliances or other agreements involving the licensed intellectual property from which we receive at least $2 million. DFCI is currently entitled to two more potential milestone payment of $250,000 each. In addition, we may be required to pay DFCI low single-digit royalties on net sales by us, our affiliates and sublicensees of products, including inebilizumab, covered by the patent rights or making use of the biological materials, and a share of any sublicensing income related to the licensed intellectual property. We are obligated to manufacture the licensed products sold or used in the United States substantially in the United States. Pursuant to the DFCI License Agreement, and subject to certain exceptions, we are required to indemnify DFCI against all third party claims related to or arising out of the DFCI License Agreement. We are required to use commercially reasonable efforts to bring one or more licensed products to market.

Unless terminated in accordance with the agreement, the DFCI License Agreement will continue on a country-by-country basis until the later of (i) the expiration date of the last-to-expire of the licensed patents in the applicable country which patents have all expired, or (ii) when we cease to sell or manufacture any products using the licensed biological materials.

DFCI may immediately terminate the agreement upon written notice if we cease to carry on business with respect to licensed products, fail to make any required payments on schedule without cure within 30 days’ written notice from DFCI, fail to comply with any due diligence obligations without cure within 90 days’ written notice from DFCI, fail to procure and maintain insurance, are convicted of a felony relating to the manufacture use, sale or importation of licensed products, or we materially breach any other provision of the agreement without cure within 90 days’ written notice from DFCI. We may terminate the DFCI License Agreement at any time by giving DFCI at least 180 days’ prior written notice.

BioWa Sublicense Agreement

Pursuant to a sublicense agreement dated February 23, 2018, with MedImmune, LLC, or the BioWa Sublicense Agreement, we have an exclusive sublicense (as between MedImmune and us) under the non-exclusive licenses granted to MedImmune pursuant to a license agreement by and between MedImmune and BioWa, Inc. dated November 16, 2005, or the BioWa License Agreement, to develop, commercialize, make, have made, use, import, sell, and offer for sale any product containing or comprising inebilizumab expressed using a specific cell line that was developed, in part, using BioWa’s Potelligent™ technology, which we refer to as the 551 Cell Line, in the field of all human diseases and disorders, including, but not limited to, treatment and prevention.

Under the terms of the BioWa Sublicense Agreement, we may be required to pay low to mid-single digit royalties on net sales of products that are owed to BioWa under the BioWa License Agreement. We may also be required to make milestone payments of up to an aggregate of $11 million related to the commencement of clinical trials, submission and approval of regulatory drug applications, of which $7 million remains payable upon achievement of certain milestones for inebilizumab.

The term of the BioWa Sublicense Agreement will continue until the expiration or termination of the BioWa License Agreement in its entirety or with respect to a CD19 target. If we are not in breach of the BioWa Sublicense Agreement, MedImmune shall, at our request, designate us as a sublicensee and use reasonable efforts to assist us in obtaining a direct license from BioWa. The term of the BioWa License Agreement will continue on a country-by-country basis until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country where the product is sold or (ii) if a product is not covered by a valid claim within the patent rights, 10 years following the date of first commercial sale in the country where sold.

We may terminate the sublicense for any reason upon 30 days’ written notice to MedImmune. Either we or MedImmune may terminate the sublicense immediately upon written notice if the other party materially breaches the agreement without cure within 60 days of receiving written notice of the material breach from the other party. Either we or MedImmune can terminate the sublicense agreement in the event of the other party’s bankruptcy or insolvency.

Lonza Sublicense Agreement

Pursuant to a sublicense agreement dated February 23, 2018 with MedImmune, LLC, or the Lonza Sublicense Agreement, we have an exclusive sublicense (as between MedImmune and us) under the worldwide, perpetual and non-exclusive licenses granted to MedImmune under a license agreement with Lonza Sales AG, or Lonza, dated January 21, 2005, or the Lonza License Agreement, to develop, commercialize, make, have made, use, import, sell, and offer for sale (i) any product containing or comprising inebilizumab expressed using the 551 Cell Line, which was developed, in part, using Lonza’s gene expression technology and (ii) any product containing or comprising VIB7734 expressed using another specific cell line that was developed, in part, using Lonza’s gene expression technology, which we refer to as the 7734 Cell Line.

Under the terms of the Lonza Sublicense Agreement and the Lonza License Agreement, we may be required to pay MedImmune for further payment to Lonza, or pay directly to Lonza if instructed to do so by MedImmune, low single-digit royalties on all net sales of products containing or comprising inebilizumab expressed using the 551 Cell Line or containing or comprising VIB7734 expressed using the 7734 Cell Line. We may also be required to make milestone payments of up to an aggregate of £60,000. We may also be required to pay fees of up to an aggregate of £330,000 per year related to license maintenance and manufacturing.

The term of the sublicense agreement will continue until the expiration or termination of MedImmune’s license agreement with Lonza in its entirety, or with respect to inebilizumab expressed using the 551 Cell Line and VIB7734 expressed using the 7734 Cell Line. The Lonza License Agreement will continue until terminated by MedImmune with six months’ notice. If we are not in breach of the sublicense, MedImmune shall, at our request, use reasonable efforts to assist us in obtaining a direct license from Lonza.

We may terminate the sublicense for any reason upon 30 days’ written notice to MedImmune. Either we or MedImmune may terminate the sublicense immediately upon written notice if the other party materially breaches the agreement without cure within 60 days of receiving written notice of the material breach from the other party. Either we or MedImmune can terminate the sublicense agreement in the event of the other party’s bankruptcy or insolvency.

BioWa/Lonza Sublicense Agreement

Pursuant to a sublicense agreement dated February 23, 2018, with MedImmune, LLC, we have an exclusive sublicense (as between MedImmune and us) under the non-exclusive licenses granted to MedImmune under a license agreement with BioWa, Inc. and Lonza Sales AG, or Lonza, dated November 4, 2013, the BioWa/Lonza license, to develop, commercialize, make, have made, use, import, have imported, export, have exported, sell, have sold, offer for sale and otherwise dispose any product containing or comprising VIB7734 expressed using the 7734 Cell Line in the field of the diagnosis, prophylaxis and treatment of all human diseases, conditions or disorders.

Under the terms of the sublicense agreement and license agreement, we may be required to pay low to mid single-digit royalties on net sales of products containing or comprising VIB7734 expressed using the 7734 Cell Line that are owed to BioWa/Lonza under the BioWa/Lonza License Agreement. We may also be required to make milestone payments of up to an aggregate of $11 million related to clinical trials and submission and approval of regulatory drug applications. We may also be required to pay fees of up to an aggregate of £340,000 per year related to manufacturing.

The term of the sublicense agreement will continue until the expiration or termination of the BioWa/Lonza license in its entirety or with respect to a product containing VIB7734 expressed using the 7734 Cell Line. If we are not in breach of the sublicense, MedImmune shall, at our request, use reasonable efforts to assist us in obtaining a direct license from BioWa and Lonza. The term of the BioWa/Lonza license will continue on a country-by-country basis until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country where the product is sold or (ii) if a product is not covered by a valid claim within the patent rights, 10 years following the date of first commercial sale in the country where sold.

We may terminate the sublicense for any reason upon 30 days’ written notice to MedImmune. MedImmune may terminate the sublicense immediately upon written notice if we (i) knowingly oppose or assist any third party in opposing the grant of letters patent or patent application that are part of the BioWa/Lonza license or (ii) dispute or knowingly assist any third party in disputing the validity of any patent or patent claims that are part of the BioWa/Lonza license. Either we or MedImmune may terminate the sublicense immediately upon written notice if the other party materially breaches the agreement without cure within 30 days of receiving written notice of the material breach from the other party, or in the event of the other party’s bankruptcy or insolvency.

MedImmune Payment Agreement

Pursuant to a payment agreement with MedImmune Limited dated February 23, 2018, we are responsible for certain royalty payments MedImmune may be required to make to Medical Research Council, or MRC, under a license agreement dated January 7, 1997. MedImmune obtained a license to patents and technology for library cloning and phage screening owned by MRC that was used in the identification of VIB7734. We may be required to reimburse MedImmune for payments to MRC, or pay MRC directly if instructed to do so by MedImmune, for low single-digit royalties on the net invoice price of products comprising or containing VIB7734.

The reimbursement agreement expires when there can be no further actual or contingent payment obligations under the MRC license. The royalty term of the MRC license expires on a country-by-country basis ten years after the first commercial sale in that country.

Medical Affairs and Patient Advocacy

We are building a medical affairs team that will be engaged in furthering awareness of autoimmune disease and education of clinicians with respect to the clinical knowledge we have gained from our clinical trials. Our medical affairs team will also support investigator sponsored trials and research collaborations. Our patient advocacy team will focus on expanding our relationships with the patient advocacy community for NMOSD and for other autoimmune diseases.

Commercial Opportunity and Commercialization Plan for Inebilizumab

The commercial opportunity for inebilizumab, as potentially the first FDA-approved monotherapy for the treatment of patients with NMOSD with one or more attacks, stems from its distinctive value proposition. We believe inebilizumab has the potential for disease modification by preventing the next NMOSD attack through depletion of B cells and plasma cells. In addition, pivotal clinical trial data suggests that inebilizumab reduces the worsening of disability, hospitalizations and new MRI lesions.

NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem and often leads to irreversible blindness and paralysis. Patients with NMOSD are diagnosed by multiple physician specialties including ophthalmologists or neurologists once they suffer their first attack.

Highly specific serum autoantibodies, AQP4-IgG, are thought to be present in about 80% of patients and are likely pathogenic. AQP4 autoantibodies induce central nervous system damage through complement activation and antibody-mediated cytotoxicity. Since 2006, the presence of AQP4-IgG has been included as part of the NMOSD diagnostic criteria. However, it is noteworthy, that a patient can still be deemed a NMOSD patient even if no AQP4-IgG is present as long as other NMOSD definition criteria are met.

We have identified first-line newly diagnosed patients with NMOSD and patients with NMOSD that are unstable as our initial target population for inebilizumab, if approved by the FDA and assuming these patient populations are within the approved patient population. Patients with NMOSD are considered unstable if they are on an unapproved therapy and are at risk of suffering another attack based on physician assessment of severity and frequency of recent attacks. The majority of our initial target population are treated by NMOSD specialists, multiple sclerosis specialists and community neurologists. We estimate that NMOSD affects approximately 10,000 patients in the United States with approximately 70% of patients treated in a small number of medical centers of excellence. We plan to initially commercialize inebilizumab in the United States with a specialty clinical sales force of fewer than 30 individuals focused on the highest prescribers, which we believe is fewer than 300 physicians.

Our pre-launch commercial activities are focused on delivering comprehensive disease awareness and education to NMOSD specialists, multiple sclerosis specialists and community neurologists. These disease education efforts will communicate the importance of CD19-expressing B cells and plasma cells in producing autoantibodies, which leads to NMOSD. We believe the broad understanding of this evidence will help to establish inebilizumab as a first-line treatment in patients with NMOSD and support our launch uptake following FDA approval, if achieved. Over time we intend to address the stable NMOSD patient population who have not suffered a recent attack and are treated with an unapproved therapy, given the disease modification potential of inebilizumab. We believe the improved EDSS score, reduction in MRI lesions and reduction in hospitalization will be meaningful to patients. Furthermore, we believe the potential semi-annual maintenance dosing after the two initial doses on days 1 and 15 can improve patient quality of life.

We have conducted market research with physicians and payors to forecast the potential commercial opportunity for inebilizumab in the United States. We have also completed preliminary health economic analyses of the potential direct cost savings that inebilizumab may be able to provide to the healthcare system and have completed multiple surveys with payors to evaluate the potential coverage for inebilizumab by health insurers. Health insurers surveyed have indicated that their perception of the likelihood of inebilizumab coverage is influenced by the lack of FDA-approved first-line monotherapy treatments and the potential for inebilizumab to provide significant direct cost savings based on its potential to prevent the next attack for patients with NMOSD. Based on these analyses, we believe that the pricing for inebilizumab can be supported above the current pricing for other unapproved therapies for treating NMOSD. We estimate that approximately 50% to 65% of our target patient population is commercially-insured and may be eligible for co-pay assistance programs to help them access inebilizumab.

To address markets outside of the United States, we plan to seek one or more partners with international sales expertise who can sell inebilizumab in target markets. We anticipate that in certain markets additional clinical trials of inebilizumab may be required to obtain regulatory approval and/or ensure market access. We have formed a collaboration partnership with Hansoh Pharma for co-development and commercialization of inebilizumab in patients with NMOSD and other autoimmune diseases and hematological cancers in China, Hong Kong and Macau and we are continuing to evaluate potential partnerships to pursue regulatory approval and commercialization of inebilizumab in NMOSD in other geographic regions. See “—Licenses and Strategic Agreements—Hansoh License and Collaboration Agreement”. In addition, we have formed a collaboration partnership with MTPC for co-development and commercialization of inebilizumab in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore, and Taiwan for NMOSD as well as other indications that we and MTPC mutually agree to add to the MTPC License Agreement. See “—Licenses and Strategic Agreements—MTPC Agreement”.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, dosing, cost, effectiveness of promotional support and intellectual property protection. With respect specifically to inebilizumab for patients with NMOSD, we expect the key competitive factors affecting the success of inebilizumab, if approved, will include the intended patient population (AQP4+ and AQP4- patients), the ability to use as a first-line therapy and as a monotherapy, the low frequency of dosing and administration and efficacy.

Inebilizumab for NMOSD

If inebilizumab is approved for the treatment of NMOSD, it will likely compete with two products that have achieved successful pivotal studies in NMOSD: Eculizumab from Alexion Pharmaceuticals, Inc., or Alexion, to be marketed as Soliris®, and satralizumab from Chugai Pharmaceutical Co., Ltd., or Chugai:

•

In September 2018, Alexion reported positive pivotal data for Soliris® as an add-on therapy in patients with severe AQP4+ NMOSD. The trial, which was conducted in 143 patients, met its primary endpoint of time to first adjudicated on-trial relapse, demonstrating that treatment with Soliris® reduced the risk of NMOSD relapse by 94.2% compared to placebo (p < 0.0001). At 48 weeks, 97.9% of patients receiving Soliris® were free of relapse compared to 63.2% of patients receiving placebo. In addition, treatment with Soliris® reduced the adjudicated on-trial annualized relapse rate compared to placebo, a key secondary endpoint, by 95.5% (p<0.0001). With respect to its other secondary endpoints, including disability and quality of life measures, while the trial results favored Soliris®, the observed differences were small. Soliris® requires dosing every seven days for the first five weeks followed by dosing every 14 days thereafter. In June 2019, Alexion received FDA approval of Soliris® for the treatment of adults with NMOSD. Soliris has a boxed warning to alert health care professionals and patients that life-threatening and fatal meningococcal infections have occurred in patients treated with Soliris, and that such infections may become rapidly life-threatening or fatal if not recognized and treated early.

•

In October 2018, Chugai reported positive pivotal data for satralizumab as an add-on therapy in patients with AQP4+ and AQP4- NMOSD. The trial was conducted outside of the United States and met its primary endpoint of time to first protocol-defined relapse in the double-blind period, demonstrating that treatment with satralizumab reduced the risk of NMOSD relapse by 62% compared to placebo (p = 0.0184; n = 83). The proportion of relapse free patients at weeks 48 and 96 was 88.9% and 77.6% with satralizumab and 66.0% and 58.7% with placebo, respectively. In patients with AQP4+ NMOSD only, satralizumab showed a 79% reduction of NMOSD relapse compared to placebo (hazard ratio = 0.21; n = 55). In AQP4+ patients only, the proportion of relapse free patients at weeks 48 and 96 was 91.5% and 91.5% with satralizumab and 59.9% and 53.3% with placebo, respectively. In patients with AQP4- NMOSD only, satralizumab showed a 34% reduction of NMOSD relapse compared to placebo, and the proportion of relapse free patients at weeks 48 and 96 was 84.4% and 56.3% with satralizumab, and 75.5% and 67.1% with placebo, respectively. In the trial, satralizumab was dosed subcutaneously at baseline and then at weeks two and four, followed by monthly subcutaneous dosing for 20 months. In December 2018, Chugai reported that satralizumab has met its primary endpoint as a monotherapy.

In addition, inebilizumab will likely compete with rituxumab, a monoclonal anti-CD20 antibody marketed by Genentech USA, Inc., as Rituxan®. Rituximab is an approved therapy for the treatment of adults with Non-Hodgkin’s Lymphoma, Chronic Lymphocytic Leukemia, rheumatoid arthritis and Granulomatosis and Microscopic Polyangiitis. While

not approved for the treatment of NMOSD, treatment of patients with NMOSD with rituximab has been found by clinicians to reduce the frequency of relapses of NMOSD.

VIB4920 and VIB7734

If VIB4920 is approved, it may compete with Belatacept (NULOJIX®), a selective T cell co-stimulation blocker indicated for prophylaxis of organ rejection in adult patients receiving a kidney transplant that has been developed by Bristol-Myers Squib, as well as potential mAb drug candidates in development by UCB, Biogen, Boehringer Ingelheim, AbbVie and Novartis. If VIB7734 is approved, it may compete with drug candidates in development by Biogen and Boehringer Ingelheim.

All of our product candidates, if approved, may also compete with current treatments used for autoimmune disease, including various immunosuppressants and steroids.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our programs.

Supply and Manufacturing

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and, if any product candidate is approved, commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates in compliance with cGMP requirements for use in clinical trials under the guidance of members of our organization. In the case of inebilizumab, we rely on AstraZeneca and we currently have no alternative manufacturer in place. Under our commercial supply agreement with AstraZeneca, AstraZeneca has agreed to provide us with a commercial supply of drug product for inebilizumab. We believe that our existing stock of drug substance that has already been manufactured will be sufficient to supply us for approximately the first two years of the commercialization of inebilizumab in the United States. See “—Licenses and Strategic Agreements—Clinical Supply Agreement with AstraZeneca UK Limited” and “—Licenses and Strategic Agreements—Commercial Supply Agreement with AstraZeneca UK Limited”.

We have built an internal team with significant technical, manufacturing, analytical, quality, regulatory, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. We plan to continue to invest in process science, product characterization and supply chain improvements over time.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. For example, we or our licensors have or are pursuing patents covering the composition of matter for each of our product candidates and we generally pursue patent protection covering methods-of-use for each clinical program. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our drug products.

We continually assess and refine our intellectual property strategy as we develop new technologies and product candidates. We plan to file additional patent applications based on our intellectual property strategies where appropriate, including where we seek to adapt to competition or to improve business opportunities. Further, we plan to file patent applications, as we consider appropriate under the circumstances, to protect new technologies that we develop.

Our owned and in-licensed patent estate as of December 31, 2019, on a worldwide basis, includes over 300 granted or pending patent applications world-wide, spread over more than a dozen patent families, with 10 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application in a patent family, which may also serve as a priority application. However, the term of a U.S. patent, and certain ex-U.S. patents may be lengthened to compensate for the time required to obtain regulatory approval to sell a drug (a Patent Term Extension (PTE) in the U.S. award of a Supplementary Patent Certificate (SPC) ex-U.S.). In the U.S. by delays encountered during patent prosecution that are caused by the USPTO may also result in lengthened patent term (referred to as Patent Term Adjustment (PTA)). For example, the U.S. Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug, its method of use or its methods of manufacture may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe and certain other countries including Japan. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court in the United States or a foreign country.

As with other biotechnology and pharmaceutical companies, our ability to obtain and maintain a proprietary position on our drug candidates and technologies will depend on our success in obtaining effective patent claims on these pending patents and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our clinical candidates. The area of patent and other intellectual property rights in pharmaceuticals is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our clinical candidates.

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our product candidates and technology will depend on our success in enforcing the claims that have been granted or may grant. However, any of our patents, including patents that we may rely on to protect our market for approved drugs, may be held invalid or unenforceable by a court. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted in our patents or in third-party patents.

Inebilizumab Patent Coverage

Inebilizumab is covered by Viela-owned and in-licensed pending and issued patents in multiple jurisdictions, including the U.S. Exclusive of any Patent Term Extension, our current, owned or exclusively licensed, issued patents and pending non-provisional applications covering inebilizumab will expire on dates ranging from 2026 to 2030, where issued, valid and enforceable. U.S. Patent 8,323,653, covering inebilizumab compositions of matter and pharmaceutical compositions, has been granted a Patent Term Adjustment from the Patent Office. As a result, if valid and enforceable, it is expected to expire in 2030, exclusive of any patent term extension.

We have exclusively licensed from Duke University three international applications filed under the Patent Cooperation Treaty and all corresponding family members thereof. One U.S. patent relevant to our activities has issued from the licensed Duke University applications; this U.S. patent generically covers inebilizumab and related compounds. The year of expiration for these patent families, where issued, valid and enforceable, is 2026, without regard to any extensions or adjustments of term that may be available under national law.

VIB4920 Patent Coverage

VIB4920 is covered by Viela-owned and in-licensed pending and issued patents in multiple jurisdictions, including in the US. Exclusive of any Patent Term Extension, our current, owned or exclusively licensed, issued patents and pending non-provisional applications covering VIB4920 will expire on dates ranging from 2028 to 2039, where issued, valid and enforceable. U.S. Patent 10,000,553, covering VIB4920 compositions of matter and pharmaceutical compositions, has been granted a Patent Term Adjustment from the Patent Office. As a result, if valid and enforceable, it is expected to expire in 2034, exclusive of any patent term extension.

Further, we have licensed from MedImmune, LLC two international patent applications, and all corresponding family members thereof that cover (i) recombinant polypeptide scaffolds and (ii) methods of purifying an albumin-fusion protein. VIB4920 is comprised of a specific recombinant polypeptide scaffold fused to an albumin protein. The expected year of expiration for the first patent family, covering recombinant polypeptide scaffolds, where issued, valid and enforceable, is 2028, without regard to any extensions or adjustments of term that may be available under national law. The expected year of expiration for the second patent family, covering methods of purifying an albumin-fusion protein, where issued, valid and enforceable, is 2036, without regard to any extensions or restorations of term that may be available under national law.

VIB7734 Patent Coverage

VIB7734 is covered by Viela-owned and in-licensed pending and issued patents in multiple jurisdictions. Exclusive of any Patent Term Extension, our current, owned or exclusively licensed, issued patents and pending non-provisional applications covering VIB7734 will expire on dates ranging from 2026 to 2037, where issued, valid and enforceable

We have exclusively licensed from SBI Biotech Co. a patent family comprising issued patents and pending applications in various jurisdictions, including the U.S. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2026, without regard to any extensions or adjustments of term that may be available under national law. This family relates to, for example, monoclonal antibodies, which bind to human ILT7, binds to none of human ILT1, ILT2 and human ILT3, and suppresses interferon-a (IFNa) production from ILT7-expressing cells, or a fragment comprising its antigen binding region.

Trade secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products, including biologic products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. government regulation of biological products

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending biologic license applications, or BLAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

Completion of extensive pre-clinical studies and tests in accordance with applicable regulations, including Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	Submission to FDA of an IND which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

•	Submission to FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of pre-clinical testing and clinical trials;
•	A determination by FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMPs to assure that the facilities, methods and controls used in product manufacture are adequate to preserve the biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the BLA;
•	Payment of user fees for FDA review of the BLA; and
•	FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review, if applicable, prior to any commercial marketing or sale of the product in the United States.

Pre-clinical studies

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous pre-clinical testing. The pre-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Pre-clinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term pre-clinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time or the FDA may impose other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can refuse, suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional pre-clinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

BLA review and approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must contain proof of safety, purity, potency and efficacy and may include both negative and ambiguous results of pre-clinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

In most cases, the submission of a BLA is subject to a substantial application user fee. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a priority review) because the FDA has approximately two months after BLA submission to make a “filing” decision.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

Additionally, the FDA may refer applications for novel biologic candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy or “REMS” plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the

FDA. The Complete Response Letter may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the re-submitted BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication that could be used “off-label” by physicians in the orphan indication, even though the competitor’s product is not approved in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same product, as defined by the FDA, for the same indication we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited review and approval

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, under the provisions FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than an irreversible effect on morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a product receiving accelerated approval to perform post-marketing trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures.

Once a BLA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if the FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. Most products that are eligible for fast track or breakthrough therapy designation may also be considered appropriate to receive a priority review.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Biosimilars and exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. A recent federal district court ruling in Texas struck down the Affordable Care Act in its entirety based on constitutionality. This decision means numerous reforms enacted as part of the Affordable Care Act, but not specifically related to health insurance, such as the BPCIA, would be invalid as well. While the presidential administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to reviewing and approving biosimilars.

Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, must be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the

BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

U.S. patent term restoration

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension must be based on the first approval for the product, and the extension cannot extend the total patent term beyond fourteen years from approval. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner.

European Union drug development, review and approval

In the European Union, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

National authorization procedures

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union regulatory exclusivity

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the European Union, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

Rest of the world regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other U.S. healthcare laws

In addition to FDA restrictions on the marketing of pharmaceutical products, other U.S., federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. For example, in the United States, sales, marketing, scientific and educational activities also must comply with federal and state fraud and abuse laws (including, but not limited to, federal and state anti-kickback and false claims), drug pricing laws, transparency reporting laws, and data privacy laws.

The U.S. federal anti-kickback statute is a key federal fraud and abuse law. The U.S. federal anti-kickback statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The anti-kickback statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Recently, pharmaceutical manufacturers’ patient support activities have been increasingly scrutinized as potentially providing prohibited remuneration to patients (and where such services ease providers’ administrative burdens, to providers as well) where such activities are not appropriately structured to comply with the U.S. federal anti-kickback statute (and other applicable healthcare fraud and abuse laws and government guidance). Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the U.S. federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers, or to self-pay patients.

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. As noted above, violations of the U.S. federal anti-kickback statute can give rise to False Claims Act violations. In addition, companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., off-label), and thus non-covered, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other U.S. healthcare laws and regulations may affect our current or future ability to operate. Federal laws require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs. Some states also require reporting of certain drug prices or explanations for price increases.

The federal transparency requirements under the so-called federal “sunshine act” or Open Payments Act require certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the State Children’s Health Insurance Program to report to HHS information related to payments and other transfers of value provided to physicians and teaching hospitals and, beginning with transfers of value occurring in 2021, other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members. Analogous state laws and regulations require pharmaceutical companies to implement compliance programs including certain standards, to limit financial interactions with healthcare providers, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers.

In addition, products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. The distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

HIPAA and subsequent amendments establish certain requirements related to the privacy, security, and transmission of individually identifiable health information apply to many healthcare providers, physicians and third-party payors with whom we interact, as do state health information privacy and data breach notification laws, which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available exceptions and safe harbors, our business activities could potentially be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Given the significant size of actual and potential settlements, we expect that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals, may apply to us to the extent that any of our product candidates, once approved, are sold in a country other than the United States.

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological products for which we obtain regulatory approval. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded drug and biologic products. In the United States and markets in other countries, patients who are prescribed products generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. As a result, if approved, sales of our product candidates will depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third-party payor will provide coverage for a biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to biologics, third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligations imposed on patients. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of a product. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time-consuming process.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. There is an emphasis on cost containment measures in the United States and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

Within the United States, if we obtain appropriate approval in the future to market any of our oral drug product candidates, those products could potentially be covered by various federal healthcare programs as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. The marketability of any products for which we receive regulatory approval for commercial sale may suffer if such payors fail to provide adequate coverage and reimbursement.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Drugs that are not usually self-administered, such as infusion drugs, may be covered under Medicare Part B. Medicare Part B drugs are generally reimbursed at the “average sales price” of the drug plus 6%. Oral or other self-administered drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Since 2011, manufacturers with marketed brand name drugs have been required to provide a discount on brand name prescription drugs utilized by

Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits (initially 50% but increased to 70% in 2019).

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service, or PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Healthcare reform and potential changes to healthcare laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDAs user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. A recent federal district court ruling struck down the Affordable Care Act in its entirety. While the presidential administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect healthcare expenditures. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products.

Other changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2027 unless additional action is taken by Congress. Individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control biotechnology and pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Employees

As of December 31, 2019, we had 139 full-time employees, including 53 in research and development, 15 in manufacturing, operations, and quality assurance, 42 in commercialization and 29 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2017. Our principal executive offices are located at 1 Medimmune Way, Suite 100, Gaithersburg, MD 20878. Our website address is www.vielabio.com and the information contained in, or that can be accessed through, our website is not part of this annual report and should not be considered part of this annual report.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge on our Internet website at www.vielabio.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are available through the "Investor Relations—Financials and Filings—SEC Filings" section of our website.

Our code of ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are available through our Internet website at www.vielabio.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on October 4, 2019 (the “Prospectus”).

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

We have incurred significant operating losses since our inception, including an operating loss of $86.4 million and $190.3 million for the years ended December 31, 2019 and 2018, respectively. To date, we have financed our operations through private placements of our preferred stock and the IPO. We have not commercialized any products and have never generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The operating losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2019, we had $200.9 million in cash and cash equivalents. In October 2019, we completed the IPO for net proceeds of $156.9 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations through 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

Risks Related to Development of Our Product Candidates

We depend heavily on the success of inebilizumab, VIB4920 and VIB7734, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We may not receive regulatory approval for inebilizumab for the treatment of patients with NMOSD, we may receive approval in a limited patient population or we may experience delays in receiving such regulatory approval. Even if we successfully commercialize inebilizumab for the treatment of patients with NMOSD, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

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

We have three product candidates in various stages of clinical development and two product candidates in the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. We submitted a BLA to the FDA for inebilizumab in June 2019, which the FDA accepted for review in August 2019. The FDA set a PDUFA date of June 11, 2020. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome, which is designed as Phase 3-enabling, and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. Our Phase 1b multiple ascending dose trial for VIB7734 is ongoing and an interim analysis of data in CLE is planned for the second quarter of 2020. We also have pre-clinical product candidates that will need to progress through IND-enabling studies prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.*

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in pre-clinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through pre-clinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of VIB4920 or VIB7734 has been commercialized, and the outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, in a Phase 1b trial, we observed that VIB4920 decreased disease activity in patients with rheumatoid arthritis. In 2019, we initiated a Phase 2 trial for VIB4920 in Sjögren’s syndrome and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. There is no assurance that VIB4920 will have a similar impact on disease activity in such planned Phase 2 trials.

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

We and our CROs will be required to comply with regulations, including good clinical practice, or GCP, and other related requirements for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and comparable foreign regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be called into question and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before considering our marketing applications for approval. We cannot assure you that, upon inspection, the FDA or a comparable foreign regulatory authority will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of such completed clinical trials involving product candidates for which we receive marketing approval on a government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company, and, as of December 31, 2019, had 139 employees. We are highly dependent on the research and development, clinical and business development expertise of Zhengbin (Bing) Yao, Ph.D., our President and Chief Executive Officer, and Jörn Drappa, M.D., Ph.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.*

The novel coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities and pre-commercial launch activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials or material delays or disruptions in our pre-commercial launch activities. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread globally could also have a material adverse effect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients for four weeks in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjogren’s syndrome, our Phase 2 trial of VIB4920 in kidney transplant rejection, and our Phase 2 trial of inebilizumab in kidney transplant desensitization. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results.

COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers or our collaborators, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

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

Substantially all of our pre-IPO stockholders are subject to lock-up agreements with the underwriters of the IPO that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock until March 31, 2020. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the IPO. As of March 25, 2020, there are 50,990,750 shares of common stock outstanding. Subject to certain limitations, approximately 41,804,569 shares, which are currently subject to a lock-up agreement, will become eligible for sale upon expiration of the lock-up period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.*

To date, we have not conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2020. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Further, a system of controls can provide only reasonable, not absolute, assurance that the control objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had determined that we had not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We had also determined that we did not maintain sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. Over the last several months, we implemented a number of remedial actions to address the underlying causes of the material weaknesses, which were subject to senior management review and Audit committee oversite, including the development and formal documentation of policies and procedures relating to our internal control over financial reporting; segregation of incompatible duties and hiring of additional accounting personnel with appropriate technical accounting and financial reporting experience; and revision of our internal controls to provide a more formal process for our review procedures during the financial statement close process, and enhancement of our internal controls to identify and evaluate significant and non-routine transactions. As a result of such remedial actions, we believe we have remediated the material weaknesses.

If in the future we identify a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three year period. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of the IPO or subsequent shifts in our stock ownership, some of which are outside of our control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2019, we had federal NOLs of approximately $114.6 million. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Gaithersburg and Rockville, Maryland, where we lease a total of approximately 20,677 square feet of office and laboratory space, under two leases that expire in June 2021. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 3, 2019, our common stock began trading on The Nasdaq Global Select Market under the symbol “VIE”. Prior to that time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 25, 2020, there were approximately 60 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, our financial condition, our capital requirements, general business conditions, our future prospects and other factors that our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Equity Securities

We did not sell any of our unregistered securities during the three months ended December 31, 2019.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333- 233528) that was declared effective by the SEC on October 2, 2019. We issued and sold in aggregate 9,085,000 shares of common stock, which included 1,185,000 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for net proceeds of $156.9 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We had not used any of the net proceeds from the IPO as of December 31, 2019. We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 4, 2019.

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

The statements of operations data for the years ended December 31, 2019, and 2018 and the balance sheet data as of December 31, 2019 and 2018 are each derived from our audited financial statements included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The following data should be read together with our financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018
Statement of Operations and Comprehensive Loss Data:
Total Revenue	$50,000	$—
Loss from operations	$(89,691)	$(192,312)
Net loss	$(86,429)	$(190,270)
Net loss per share attributable to common stockholders—basic and diluted	$(7.02)	$(19,027,000)
Weighted average common shares outstanding—basic and diluted	12,309,231	10

	December 31,
	2019	2018
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$200,851	$126,898
Total assets	$384,054	$139,827
Total liabilities	$29,543	$15,965
Redeemable convertible preferred stock	$—	$312,253
Total stockholders’ equity (deficit)	$354,511	$(188,391)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on October 4, 2019, or the Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that it shares on the Investor Relations section of our website, www.vielabio.com.

Overview

We are a clinical-stage biotechnology company pioneering treatments for autoimmune disease. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple indications. We believe this approach, which targets the underlying molecular pathogenesis of the disease allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple diseases for each of our product candidates. Our lead product candidate, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the FDA in April 2019 and in August 2019, the FDA accepted for review our BLA for inebilizumab. The FDA set a PDUFA date of June 11, 2020. In addition, we have a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including myasthenia gravis, IgG4-related disease, Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting pre-clinical studies and clinical trials, conducting pre-commercial and commercial launch activities, and securing manufacturing for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock and the IPO. In October 2019, we completed the IPO and issued and sold an aggregate 9,085,000 shares of common stock, which included 1,185,000 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for net proceeds of $156.9 million after deducting underwriting discounts and commissions and other offering costs.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. Our net loss was $86.4 million and $190.3 million for the years ended December 31, 2019 and 2018 respectively. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our pre-clinical studies and clinical trials and our expenditures related to other research and development activities. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through pre-clinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates.

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

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients for four weeks in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjogren’s syndrome, our Phase 2 trial of VIB4920 in kidney transplant rejection, and our Phase 2 trial of inebilizumab in kidney transplant desensitization.

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

In May 2019, we entered into a license and collaboration agreement with Hansoh Pharma, for co-development and commercialization of inebilizumab in China, Hong Kong, and Macau for NMOS as well as other potential inflammation/autoimmune and hematologic malignancy diseases. Under the terms of the agreement, we received up-front licensing fees of an aggregate of $20 million and may receive payments contingent on certain development, regulatory and commercial milestones, for up to an aggregate of $203 million, plus royalties on net sales ranging from low double-digits to high teens.

Pursuant to the agreement, we granted Hansoh Pharma an exclusive, royalty-bearing, license to import, sell, have sold, offer for sale, and otherwise commercialize inebilizumab in China, Hong Kong, and Macau, as covered by our patent rights. We also granted Hansoh Pharma an exclusive license with us to co-develop inebilizumab in additional diseases in China, Hong Kong and Macau. Hansoh Pharma will be responsible for leading development and commercialization of inebilizumab in China, Hong Kong and Macau. We will be responsible for supplying inebilizumab to Hansoh Pharma pursuant to a supply agreement that we expect to enter into.

In October 2019, we entered into the MTPC License Agreement with MTPC for co-development and commercialization of inebilizumab in the MTPC Territory for NMOSD as well as other indications that we and MTPC mutually agree to add to the MTPC License Agreement. Under the terms of the MTPC License Agreement, we are eligible to receive up-front licensing fees of an aggregate of $30.0 million which has been recorded as accounts receivable on the balance sheet as of December 31,2019, as well as development and commercialization milestones and payments based, in part, on sales revenue. In January 2020, we received the upfront payment of $30.0 million.

Pursuant to the MTPC License Agreement, we granted MTPC an (i) exclusive license under our intellectual property to develop, commercialize, and conduct final manufacturing of inebilizumab in the MTPC Territory, and (ii) a non-exclusive license under any patent we control solely to the extent useful or necessary to enable MTPC to develop, commercialize and finally manufacture products in the MTPC Territory, but excluding rights to any active pharmaceutical ingredient or compound other than inebilizumab. MTPC will be responsible for leading development, commercialization, and final manufacturing of inebilizumab in the MTPC Territory. We will be responsible for supplying inebilizumab to MTPC pursuant to a supply agreement that we expect to enter into. On a country-by-country and product-by-product basis, the licenses will become perpetual, non-exclusive and fully paid-up upon the later of (a) the expiration of the last valid claim of a Company patent covering the product; (b) the expiration of any regulatory exclusivity with respect to the product; or (c) 10 years after the first commercial sale of the product in such country.

Components of our Results of Operations

Revenue

We have not generated any revenue from the sale of products since our inception and do not expect to generate substantial revenue from the sale of products in the near future, if at all. We have generated revenue from commercial license and collaboration agreements related to the treatment of NMOSD with inebilizumab. In addition, if our development efforts for our product portfolio, including inebilizumab, are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. A majority of these payments are pass-through payments that are made to MedImmune and AstraZeneca pursuant to the existing contracts in place associated with the IPR&D assets acquired (see Note 8, "Asset acquisition" for additional information). Through our agreements with MedImmune and AstraZeneca, we outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements relating to our product candidates.

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

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of patients needed to determine a recommended dose;

•	the number of trials required for regulatory approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients who participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related activities.

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

Acquisition of In-Process Research and Development

Acquisition of IPR&D represents the expense recognized related to the Asset Purchase Agreement with AstraZeneca and MedImmune (the “APA”). The six molecules we acquired from MedImmune pursuant to the APA consist of multiple IPR&D projects related to biological therapies which are intended to treat an interrelated subset of autoimmune disorders, represented in part by common biological characteristics. See Note 8, "Asset acquisition" for further information.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations

Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
License Revenue	$50,000	$—	$50,000
Total Revenue	50,000	—	50,000
Operating expenses:
Research and development	104,641	42,414	62,227
General and administrative	35,050	6,565	28,485
Acquisition of in-process research and development	—	143,333	(143,333)
Total operating expenses	139,691	192,312	(52,621)
Loss from operations	(89,691)	(192,312)	102,621
Other income
Interest income	3,262	2,042	1,220
Total other income	3,262	2,042	1,220
Net loss	$(86,429)	$(190,270)	$103,841

License Revenue. License revenue was $50.0 million for the year ended December 31, 2019. The increase of $50.0 million was due to the revenue recognized in 2019 pursuant to the Co-Development and Commercial License Agreement with Hansoh Pharma and the MTPC License Agreement. There was no revenue generated during the year ended December 31, 2018.

Research and Development Expenses.    Research and development expenses were $104.6 million and $42.4 million for the years ended December 31, 2019 and 2018, respectively. The increase of $62.2 million was primarily driven by regulatory milestone payment of approximately $19.8 million in September 2019, in connection with acceptance for review by the FDA of the Company’s BLA for inebilizumab in patients with NMOSD in August 2019, and an increase of $8.6 million in personnel related costs due to an increase in headcount, and $33.8 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and pending approval process, and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920.

General and Administrative Expenses.    General and administrative expenses were $35.1 million and $6.6 million for the years ended December 31, 2019 and 2018, respectively. The increase of $28.5 million was due primarily to increases of $12.6 million in professional services related to accounting services, corporate legal fees and patent legal fees, $10.9 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and $5.0 million of facility related and other administrative expenses.

Acquisition of In-process Research and Development.    Acquisition of IPR&D was $143.3 million for the year ended December 31, 2018, and consisted of IPR&D assets with no alternative future use acquired from the MedImmune and AstraZeneca. We did not acquire any IPR&D assets in 2019.

Interest Income.    Interest income was $3.3 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The increase of $1.2 million was due primarily to higher cash and cash equivalents and marketable securities held during the year ended December 31, 2019.

Liquidity and Capital Resources

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2019, we had cash and cash equivalents of $200.9 million.

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2019 and 2018:

	Year ended December 31
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(105,049)	$(29,531)
Investing activities	(146,446)	(143,824)
Financing activities	325,448	300,253
Net increase in cash and cash equivalents	$73,953	$126,898

Operating Activities

Net cash used in operating activities was $105.0 million and $29.5 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to our net loss of $86.4 million, partially offset by non-cash charges of $3.8 million related to depreciation, stock-based compensation expense and net amortization of premiums and discounts on marketable securities, and cash provided by changes in our operating assets and liabilities of $22.4 million. The net cash used in operating activities for the year ended December 31, 2018 was primarily due to our net loss of $190.3 million, partially offset by non-cash charges of $143.3 million primarily related to our acquisition of IPR&D assets from MedImmune and AstraZeneca and cash provided by changes in our operating assets and liabilities of $15.5 million.

Investing Activities

Net cash used in investing activities was $146.4 million and $143.8 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in investing activities for the year ended December 31, 2019 was primarily due to purchases, sales and maturities of marketable securities, and purchase of property and equipment. The net cash used in investing activities for the year ended December 31, 2018 was primarily due to our acquisition of IPR&D from MedImmune and AstraZeneca and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $325.4 million for the year ended December 31, 2019, primarily due to the net proceeds of $167.0 million from the issuance of Series A-3 and Series B convertible preferred stock and $156.9 million of net proceeds from the IPO. Net cash provided by financing activities was $300.3 million for the year ended December 31, 2018 and was due to proceeds from the issuance of Series A-1 and A-2 convertible preferred stock.

Funding Requirements

We believe that our existing cash, will be sufficient to meet our anticipated cash requirements through 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

•	the initiation, progress, timing, costs and results of drug discovery, pre-clinical studies and clinical trials of inebilizumab, VIB4920 and VIB7734 and any other future product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;

•	the cost of manufacturing VIB4920 and VIB7734 and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
•	the costs associated with hiring additional personnel and consultants as our pre-clinical and clinical activities increase;
•	the emergence of competing therapies and other adverse market developments;
•	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the extent to which we in-license or acquire other products and technologies;
•	the costs of operating as a public company; and
•	the extent to which our business is adversely impacted by the effects of the novel coronavirus outbreak or by other health epidemics or pandemics.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,859	$887	$674	$298	$—
Total	$1,859	$887	$674	$298	$—
(1)

We have excluded payments totaling $1.2 million over 60 months related to a lease for a piece of lab equipment as the commencement date of the lease is subject to delivery and acceptance, which is currently uncertain.

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

While our significant accounting policies are described in more detail in Note 2, "Summary of significant accounting policies", we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior periods were prepared and reported in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. The adoption of ASC 606 resulted in no cumulative adjustment as we had substantially no assets until executing the Asset Acquisition in February 2018 (as described in Note 8, "Asset acquisition") and did not enter into a revenue contract with a customer until May 2019 (as described in Note 14, "Collaboration agreements").

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

For a complete discussion of accounting for collaboration revenues, see Note 14, "Collaboration agreements".

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 2, "Summary of significant accounting policies" for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2019 and 2018.

Other Company Information

Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information

At December 31, 2019, we had federal and state net operating loss carryforwards of $114.6 million. Federal and state net operating losses generated in 2019 and future years can be carried forward indefinitely. As of December 31, 2019, we also had federal research credit carryforwards of $13.2 million. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credit carryforwards expire beginning in 2025.

We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

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

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable, we have early adopted certain standards as described in Note 2, "Summary of significant accounting policies".

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of this offering or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, "Summary of significant accounting policies".

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks, foreign currency exchange rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of commercial paper, corporate notes and U.S. government agency notes. We have not experienced any significant losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. However, uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could deteriorate and may have an adverse impact on the carrying value of these investments.

Interest Rate Risk

Our cash consists of cash in readily-available checking accounts and short-term money market fund investments. Such interest-earning instruments carry a degree of interest rate risk and the returns from such instruments will vary as short-term interest rates change. While historical fluctuations in interest income have not been significant, in a financial environment with extremely low or negative interest rates, we could experience a significant reduction in the interest earned from such instruments.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated in Item 15 of Part IV of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the

Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Controls over Financial Reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

Our management previously identified two material weaknesses in our internal control over financial reporting as of December 31, 2018 related to our internal control environment. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that we did not maintain adequate formal accounting policies, processes and controls related to complex transactions as a result of insufficient staffing with the appropriate technical expertise and formal written policies and procedures for accounting and financial reporting. In response to the material weaknesses identified, management developed and implemented the following remedial actions to address the underlying causes of the material weaknesses, which were subject to senior management review and Audit committee oversite:

•	We have developed and formally documented policies and procedures relating to our internal control over financial reporting.
•	We have segregated the incompatible duties and hired additional accounting personnel with appropriate technical accounting and financial reporting experience.
•

We have revised our internal controls to provide a more formal process for our review procedures during the financial statement close process, and enhanced our internal controls to identify and evaluate significant and non-routine transactions.

We have determined that through the actions described above we have remediated the previously identified material weaknesses associated with our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

The following table provides information regarding our executive officers and directors as of March 15, 2020:

Name	Age	Position
Executive Officers:
Zhengbin (Bing) Yao, Ph.D.	54	Chairman, President and Chief Executive Officer
Jorn Drappa, M.D., Ph.D.	55	Chief Medical Officer, Head of Research and Development
Aaron Ren, Ph.D.	42	Vice President, Head of Business Development and Operations
Mitchell Chan	39	Chief Financial Officer
William Ragatz	50	Vice President, Head of Commercial
Jim Kastenmayer, Ph.D., J.D.	48	Secretary and General Counsel

Non-Employee Directors:
Yanling Cao	36	Director
Edward Hu	57	Director
Chris Nolet	63	Director
Tyrell Rivers, Ph.D.	47	Director
Pascal Soriot	60	Director
Sean Tong	46	Director
Andreas Wicki, Ph.D.	61	Director

Executive Officers

Zhengbin (Bing) Yao, Ph.D., has served as our Chief Executive Officer and President since February 2018 and Chairman of our board of directors since January 2019. Dr. Yao brings more than 20 years’ experience in the biopharmaceutical industry. Since October 2010, Dr. Yao served in various leadership roles at MedImmune, most recently as Senior Vice President, Head of Respiratory, Inflammation, Autoimmune iMED. Dr. Yao also served as Senior Vice President, Head of Immuno-Oncology Franchise, AstraZeneca. Prior to his tenure at MedImmune and AstraZeneca, Dr. Yao served as Head of PTL for Immunology, Infectious Diseases, Neuroscience, and Metabolic Disease at Genentech, Inc., or Genentech. Previously, Dr. Yao was Vice President and Head of Research for Tanox, Inc., before it was acquired by Genentech in 2007. Dr. Yao serves on the board of directors of NexImmune, Inc., a private, emerging biopharmaceutical company advancing a new generation of immunotherapies and Immune-Onc Therapeutics, Inc., a private biotechnology company developing biotherapies for cancer. Dr. Yao received his M.S. in Immunology from Anhui Medical University in Anhui, China and Ph.D in Microbiology and Immunology from the University of Iowa. We believe that Dr. Yao’s perspective and experience as our Chief Executive Officer and President, as well as his depth of experience in the biopharmaceutical industry, particularly in autoimmune disease, provide him with the qualifications and skills to serve on our board of directors.

Jörn Drappa, M.D., Ph.D., has served as our Chief Medical Officer and Head of Research and Development since February 2018. Dr. Drappa brings more than two decades of experience in research and development in the inflammation and autoimmune therapeutic areas. Prior to joining us, Dr. Drappa served in various roles of increasing responsibility at MedImmune, the biologics division of AstraZeneca, our largest stockholder, since March 2011, most recently as Vice President, Clinical Development, where he headed the clinical functions of Respiratory, Inflammation, Autoimmune, Cardiovascular, Metabolic disease, and Infectious disease. Previously, Dr. Drappa served as Senior Medical Director for the Inflammation and Autoimmune assets at Genentech. Dr. Drappa received his medical degree, and a doctorate of medicine from the University of Cologne in Germany. He performed his postgraduate studies at Cornell Medical School/Hospital for Special Surgery, followed by residency at New York Hospital and Rheumatology fellowship at the Hospital for Special Surgery.

Aaron Ren, Ph.D., has served as our Vice President, Head of Business Development and Operations since February 2018, managing business development, quality, information technology, procurement and contracts functions. Prior to joining us, from March 2016 to February 2018, Dr. Ren was with MedImmune, as a Director within BioPharmaceutical Development group and as MedImmune China Lead, managing the company’s research and development initiatives for China. From February 2014 to February 2016, Dr. Ren was an Associate Director within MedImmune’s Partnering and Strategy group and led multiple business development transactions. Before joining MedImmune, Dr. Ren was a management consultant with McKinsey and Company from September 2011 to January 2014. Dr. Ren also held various roles with increasing responsibilities respectively with SR One, Schering-Plough, and Abbott Labs, where he started his career as a senior clinical pharmacologist for Humira. Dr. Ren received his B.S. in Cell Biology and Genetics from Peking University in China, M.B.A. with honors in Finance and Healthcare Management from the Wharton School at the University of Pennsylvania and a Ph.D. in Pharmaceutics from the University of Washington, during which he was an Eli Lilly Fellow.

Mitchell Chan, has served as our Chief Financial Officer since June 2019. Mr. Chan joined us in September 2018 as our Vice President, Head of Finance and Corporate Strategy. Mr. Chan is responsible for leading our corporate financing, financial operations, accounting, tax, treasury, investor relations, public relations and developing corporate strategy. Since September 2015 until August 2018, Mr. Chan was the Director of Investor Relations for AstraZeneca, North America. Prior to AstraZeneca, Mr. Chan served in various roles of increasing responsibility at Genentech-Roche from June 2010 to August 2015, most recently as Sr. Finance Manager. Mr. Chan has received Executive Certifications from Stanford University, the University of California (Haas) and the University of Pennsylvania (Wharton), and earned his B.S., M.S. and M.B.A. (Rotman School of Management) from the University of Toronto.

William Ragatz, has served as our Vice President, Head of Commercial since January 2019. Since February 2017 to January 2019, Mr. Ragatz served as a Director of Marketing for AstraZeneca, our largest stockholder, leading the worldwide commercial strategy for anifrolumab in systemic lupus erythematosus. Prior to joining AstraZeneca, Mr. Ragatz spent 15 years at Boehringer-Ingelheim, a group of C.H. Boehringer Sohn AG & Ko. KG, in roles of increasing responsibility, most recently as Director of Marketing and previously as Director of Operations. Mr. Ragatz received his B.B.A. in Accounting from Iowa State University and M.B.A. from the Fuqua School of Business at Duke University.

Jim Kastenmayer, Ph.D., J.D., has served as our General Counsel since January 2020, managing legal and compliance risks and serving as corporate secretary. Before joining us, from September 2017 to December 2019, Mr. Kastenmayer served as Global Legal Director with AstraZeneca, providing strategic legal advice to the US Oncology commercial business and managing contract litigation. From May 2012 to September 2017, Mr. Kastenmayer was a Senior Patent Director with AstraZeneca, responsible for the global IP strategy for large and small molecule programs and products for cardiovascular and metabolic diseases. Mr. Kastenmayer is a registered patent attorney and received his Ph.D. in Biochemistry and Cell & Molecular Biology from Michigan State University and his J.D. from Georgetown University Law Center.

Non-Employee Directors

Yanling Cao has served as a member of our board of directors since February 2018. Mr. Cao is a founding member and Partner of Boyu Capital, or Boyu, and has been in charge of investments and portfolio management in the healthcare sector since March 2011. Prior to Boyu, Mr. Cao was an investment professional at General Atlantic from December 2007 to January 2011 and Goldman Sachs from July 2006 to November 2007, where he worked on a wide range of strategic and financial transactions. Mr. Cao has been a Director at WuXi Biologics (Cayman) Inc., a biologics contract development and manufacturing company, since May 2016. Mr. Cao also serves on the boards of a number of leading pharmaceutical, diagnostic and healthcare service companies in China. Mr. Cao received a B.A. in Economics and Mathematics, summa cum laude, from Middlebury College. We believe Mr. Cao is qualified to serve as a member of our board of directors based on his experience serving on the board of directors for several biopharmaceutical companies.

Edward Hu has served as a member of our board of directors since May 2018. Mr. Hu is the Co-Chief Executive Officer and director at WuXi AppTec Co., Ltd., or WuXi AppTec, a leading global pharmaceutical and medical device open-access capability and technology platform company with global operations. Since August 2007, Mr. Hu has served in various executive management roles at WuXi AppTec, initially as Chief Operating Officer and then as Chief Financial Officer & Chief Investment Officer. In addition, Mr. Hu serves on the board of directors for WuXi Biologics Cayman, Inc., a biologics contract development and manufacturing organization company listed on the Hong Kong Stock Exchange. Mr. Hu also serves on the board of several private biopharmaceutical companies. Mr. Hu earned his B.S. in Physics from Zhejiang University, and his M.S. in Chemistry and MBA from Carnegie Mellon University. We believe Mr. Hu is qualified to serve as a member of our board of directors based on his combined experience leading a global pharmaceutical R&D platform company.

Chris Nolet, has served as a member of our board of directors since August 2019. From 2002 to June 2019, Mr. Nolet was the West Region Life Sciences Industry Leader & Partner at Ernst & Young (EY) and has more than 38 years of experience in the profession. In addition to serving a wide array of clients, his responsibilities included leading West Region EY Life Sciences Industry Group, and serving as a member of the Global EY Life Sciences Executive Leadership Group, which established policies and operating strategies for EY Life Sciences practice worldwide. He currently serves on both the Executive Committee and Finance Committee (Co-Chair) of the California Life Sciences Industry Association, the board of directors of Revance Therapeutics, Inc., a biotechnology company, and is a former member of the Finance & Investment Committee and Emerging Companies Section of the Biotechnology Innovation Organization. Prior to joining EY, Mr. Nolet was a partner at PricewaterhouseCoopers where he led the Life Sciences practice in the western U.S. Mr. Nolet has a B.S. in Accounting from San Diego State University and is a Certified Public Accountant in California. We believe Mr. Nolet is qualified to serve as a member of our board of directors based on his experience as a long-time audit partner and business advisor in the Life Sciences industry.

Tyrell Rivers, Ph.D., has served as a member of our board of directors since February 2018. Dr. Rivers is an Executive Director within AstraZeneca’s Corporate Development group, having responsibility for strategic equity investments, mergers and acquisitions, and divestments and has held this position since 2014. Prior to this role, Dr. Rivers was at MedImmune Ventures from 2009 until 2014 where he specialized in biotechnology investing, and at Merck & Co., Inc. from 2001 through 2007 where he worked in various technical and business roles of increasing responsibility. Dr. Rivers serves on the board of directors for ADC Therapeutics SA, Armaron Bio Ltd, Cerapedics, Inc., and Corvidia Therapeutics, Inc. and previously G1 Therapeutics, Inc. (GTHX) and PhaseBio Pharmaceuticals, Inc. (PHAS). Dr. Rivers holds a B.S. in Chemical Engineering from the Massachusetts Institute of Technology, a Ph.D. in Chemical Engineering from University of Texas at Austin, and an M.B.A. from the New York University Stern School of Business. We believe Dr. Rivers is qualified to serve as a member of our board of directors based on his experience in the life sciences, biotechnology and pharmaceutical industries and his knowledge of corporate development matters.

Pascal Soriot has served as a member of our board of directors since January 2019. Mr. Soriot has served as Chief Executive Officer and a member of the board of directors of AstraZeneca since October 2012. Previously he served as the Chief Operating Officer of Pharmaceuticals at Roche Holding AG, or Roche, since January 1, 2010. Prior to that, Mr. Soriot served as the Chief Executive Officer of Genentech Inc. since 2009, until its merger with Roche. Mr. Soriot joined the pharmaceutical industry in 1986 and has worked in a variety of senior management roles in a number companies around the world. Mr. Soriot holds a Doctoral degree in Veterinary Medicine from the École Nationale Vétérinaire at Maisons-Alfort and an M.B.A. with a major in Finance from HEC Paris (École des Hautes Études Commerciales). We believe Mr. Soriot is qualified to serve as a member of our board of directors based on his experience leading one of the world’s largest pharmaceutical companies, and his extensive experience in the life sciences industry and previous leadership and management roles.

Sean Tong has served as a member of our board of directors since February 2018. Mr. Tong has been a co-founder and managing partner of Boyu Capital since June 2011. From October 2008 to April 2011, he was the head of Greater China and managing director of Providence Equity Partners. Prior to joining Providence Equity Partners, Mr. Tong served as the head of Greater China and managing director at General Atlantic LLC from July 2000 to September 2008. Before joining General Atlantic, Mr. Tong worked in the investment banking division at Morgan Stanley & Co. in New York. Mr. Tong has been an independent non-executive director of Alibaba Pictures Group Limited, an internet film and television company, since June 2014. He has been a non-executive director of WuXi AppTec Co., Ltd., a life science focused contract research and contract manufacturing company, since March 2016. He has also been a director of Guangzhou Kingmed Diagnostics Group Co., Ltd., an independent clinical laboratory company, since June 2015. Mr. Tong graduated magna cum laude with a Bachelor’s degree in economics from Harvard University in June 1998. We believe Mr. Tong is qualified to serve as a member of our board of directors based on his significant managerial and corporate governance experience.

Andreas Wicki, Ph.D., has served as a member of our board of directors since June 2019. Dr. Wicki is a life sciences entrepreneur and investor with over 20 years of experience in the pharmaceutical and biotechnology industries. Dr. Wicki has been Chief Executive Officer of HBM Healthcare Investments AG (formerly HBM BioVentures AG) since 2001. From 1998 to 2001, Dr. Wicki was the Senior Vice President of the European Analytical Operations at MDS Inc. From 1990 to 1998, he was co-owner and Chief Executive Officer of ANAWA Laboratorien AG and Clinserve AG, two life sciences contract research companies. From 2007 to 2011, he served as a member of the board of directors of PharmaSwiss SA. Previously, Dr. Wicki held board positions on several privately-held companies and companies listed on international exchanges. Dr. Wicki holds an M.Sc. and Ph.D. in chemistry and biochemistry from the University of Bern, Switzerland. He currently serves on the board of directors of Pacira Pharmaceuticals, Inc., Buchler GmbH, Harmony Biosciences, Inc., HBM Healthcare Investments (Cayman) Ltd., HBM BioCapital Ltd. and Vitaeris Inc. We believe Dr. Wicki’s qualifications to sit on our board of directors include his extensive experience with pharmaceutical companies, his financial expertise and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology organizations.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that Audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Pursuant to Rule 10A-3, a minority of a company’s Audit committee may be comprised of non-independent directors for a period of one year after becoming subject to Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit committee of a listed company may not, other than in his or her capacity as a member of the board of directors, the Audit committee or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Viela, either directly or indirectly. Our board of directors has determined that all members of our board of directors, except Yanling Cao only with respect to the requirements of Rule 10A-3 under the Exchange Act, and Zhengbin (Bing) Yao, Ph.D., are independent directors, including for purposes of the rules of The Nasdaq Stock Market and relevant federal securities laws and regulations. There are no family relationships among any of our directors or executive officers.

Committees of Our Board of Directors and Meetings

Meeting Attendance.  During the fiscal year ended December 31, 2019, there were eight (8) meetings of our Board of Directors, and the various committees of our board of directors met a total of nine (9) times. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he served during fiscal 2019, except for Sean Tong, who attended two meetings of our board of directors held during the period he has been a director. Our board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit committee.  Our Audit committee met four (4) times during fiscal year 2019. This committee currently has three members, Chris Nolet (Chairman), Yanling Cao, and Edward Hu. Our board of directors has determined that each member of the Audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules with the exception of Mr. Cao with respect to the requirements of Rule 10A-3 under the Exchange Act, and has sufficient knowledge in financial and auditing matters to serve on the Audit committee. Although our board of directors has determined that Mr. Cao is an “independent director” as defined under the applicable Nasdaq Listing Rules, it has also determined that he does not meet the additional requirements of independence applicable to Audit committee members of a listed issuer under Rule 10A-3 under the Exchange Act because he is a founding member and Partner of Boyu Capital, which indirectly owns Boundless Meadow Limited, one of our stockholders that beneficially holds greater than 10% of our stock. However, our board of directors determined that it was in our best interest to appoint Mr. Cao to the Audit committee due to his experience serving on the board of directors for several biopharmaceutical companies. Our board of directors has determined that Chris Nolet is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Audit committee’s responsibilities include:

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•	ensuring the independence of the independent registered public accounting firm;
•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;
•	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•	considering the effectiveness of our internal controls and internal audit function;
•	reviewing material related-party transactions or those that require disclosure; and
•	approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

A copy of the Audit committee’s written charter is publicly available on our website at  https://ir.vielabio.com/corporate-governance/documents-and-charters.

Compensation committee.  Our Compensation committee met two times during fiscal year 2019. This committee currently has three members, Tyrell Rivers, Ph.D. (Chairman), Yanling Cao, and Andreas Wicki, Ph.D. Our Compensation committee’s role and responsibilities are set forth in the Compensation committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation committee also administers our Amended and Restated 2018 Equity Incentive Plan. The Compensation committee is responsible for the determination of the compensation of our chief executive officer, or for recommending to the Board the compensation for our chief executive officer, and shall conduct its deliberations or voting with respect to that issue without the chief executive officer present. All members of the Compensation committee qualify as independent under the definition promulgated by the Nasdaq Listing Rules.

Generally, the Compensation committee’s process involves the establishment of corporate goals and objectives for the current year and determination of compensation levels. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation is conducted by the Compensation committee, which recommends any adjustments to his compensation levels and arrangements for approval by the board of directors.

The Compensation committee has the sole authority to obtain, at our expense, advice and assistance from compensation consultants, legal counsel, experts and other advisors that the Compensation committee deems advisable in the performance of its duties. The Compensation committee has the sole authority to approve any such consultants’ or advisors’ fees and other retention terms. The Compensation committee may select any such consultant, counsel, expert or adviser to the Compensation committee, only after taking into consideration factors that bear upon the adviser’s independence. The Compensation committee’s independent compensation consultant during fiscal year 2019 was Willis Towers Watson (“WTW”). WTW is engaged by, and reports directly to, the Compensation committee, which has the sole authority to hire or fire WTW and to approve fee arrangements for work performed. WTW assists the Compensation committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation committee has authorized WTW to interact with management on behalf of the Compensation committee, as needed in connection with advising the Compensation committee, and WTW is included in discussions with management and, when applicable, the Compensation committee’s outside legal counsel on matters being brought to the Compensation committee for consideration.

A copy of the Compensation committee’s written charter is publicly available on our website at  https://ir.vielabio.com/corporate-governance/documents-and-charters.

Nominating and Governance committee. Our Nominating and Governance committee (“Nominating Committee”) was established upon the closing of our initial public offering in October 2019 and did not hold any meetings during fiscal year 2019. The Nominating Committee and has three members, Andreas Wicki, Ph.D. (Chairman), Chris Nolet, and Tyrell Rivers, Ph.D. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:

•	evaluating and making recommendations to the full Board as to the composition, organization and governance of our board of directors and its committees,
•	evaluating and making recommendations as to director candidates,
•	evaluating current Board members’ performance
•	overseeing the process for CEO and other executive officer succession planning, and
•	developing and recommending governance guidelines for the Company.

Generally, our Nominating Committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the Nominating Committee will evaluate a candidate’s qualifications in accordance with our Nominating and Governance Committee Policy Regarding Qualifications of Directors appended to our Nominating Committee’s written charter. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on our board of directors, and concern for the long-term interests of our stockholders. Our Nominating Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the Nominating Committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.

If a stockholder wishes to propose a candidate for consideration as a nominee for election to our board of directors, it must follow the procedures described in our Bylaws. In general, persons recommended by stockholders will be considered in accordance with our Policy on Stockholder Recommendation of Candidates for Election as Directors appended to our Nominating Committee’s written charter. Any such recommendation should be made in writing to the Nominating and Governance Committee, care of our Corporate Secretary at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:

•	all information relating to such person that would be required to be disclosed in a proxy statement;
•	certain biographical and share ownership information about the stockholder and any other proponent, including a description of any derivative transactions in the Company’s securities;
•	a description of certain arrangements and understandings between the proposing stockholder and any beneficial owner and any other person in connection with such stockholder nomination; and
•	a statement whether or not either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•	certain biographical information concerning the proposed nominee;
•	all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•	certain information about any other security holder of the Company who supports the proposed nominee;
•	a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•	additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Bylaws.

A copy of the Nominating Committee’s written charter, including its appendices, is publicly available on our website at https://ir.vielabio.com/corporate-governance/documents-and-charters.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation committee has at any time during the last fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or Compensation committee of any entity that has one or more executive officers serving on our board of directors or Compensation committee. For a description of transactions between us and members of our Compensation committee and affiliates of such members, please see the “Certain Relationships and Related Party Transactions” section of this Annual Report on Form 10-K.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is currently chaired by Zhengbin (Bing) Yao, Ph.D., who also serves as our President and Chief Executive Officer. Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as our board of directors believes it is in our best interest to make that determination based on our position and direction and the membership of the board of directors. Our board of directors has determined that having an employee director serve as Chairman is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our board of directors as a whole. We have a governance structure in place, including independent directors, designed to ensure the powers and duties of the dual role are handled responsibly. We do not have a lead independent director.

Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our board of directors performs this oversight role by using several different levels of review. In connection with its reviews of our operations and corporate functions, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Executive Officer reports risk management controls and methodologies to the Audit committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our Audit committee meets privately with representatives from our independent registered public accounting firm and our Chief Executive Officer. The Audit committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our board of directors regarding these activities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Based upon a review of the forms filed with the SEC, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2019, except that one Form 4 covering two transactions was filed late by Sean Tong, a member of our Board of Directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees. The text of the code of business conduct and ethics is posted on the “Investor Relations — Corporate Governance” section of our website at https://ir.vielabio.com/corporate-governance/documents-and-charters. We intend to disclose any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive and financial officers in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2019 and 2018 to our Chairman, Chief Executive Officer and President, our two next most highly compensated executive officers and our Chief Financial Officer, each of whom earned more than $100,000 during the fiscal years ended December 31, 2018 and 2019, and was serving as an executive officer as of such date.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(3)	Option Awards(4)	All Other Compensation		Total
Zhengbin (Bing) Yao, Ph.D.	2019	$502,597	$332,613	(1)	$—	$1,900,800	$11,536	(5)	$2,747,546
Chairman, Chief Executive Officer and President	2018	393,591	218,750	(2)	936,047	895,500	23,076	(6)	2,466,964
Jörn Drappa, M.D., Ph.D. Chief	2019	422,254	205,615	(1)	—	1,013,760	9,519	(5)	1,651,148
Medical Officer, Head of Research and Development	2018	341,090	153,000	(2)	362,557	477,600	13,076	(6)	1,347,323
Mitchell Chan	2019	280,000	132,160	(1)	—	472,020	8,181	(5)	892,361
Chief Financial Officer	2018	72,917	108,000	(2)	42,600	179,100	—		402,617
Aaron Ren, Ph.D. Vice President,	2019	264,750	109,342	(1)	—	184,758	11,536	(5)	570,386
Head of Business Development and Operations	2018	199,680	75,000	(2)	216,982	238,800	16,570	(7)	747,032

(1)	Amounts represent cash bonuses earned for the 12-month period from January 1, 2019 to December 31, 2019.
(2)	Amounts represent cash bonuses earned for the 12-month period from January 1, 2018 to December 31, 2018.
(3)

These amounts represent the aggregate grant date fair value for stock awards granted during the corresponding 12-month period, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

These amounts represent the aggregate grant date fair value for option awards granted during the corresponding 12-month period, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	Represents matching contributions to our 401(k) plan and group term life insurance premiums paid by us.
(6)	Represents cash payments to the named executive officers in lieu of vacation.
(7)	Represents cash payments in lieu of vacation pursuant to company policy as well as matching contributions to our 401(k) match for Dr. Ren.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Zhengbin (Bing) Yao, Ph.D.

We entered into an executive employment agreement with Dr. Yao with respect to his service as Chief Executive Officer on January 31, 2018 and amended effective August 26, 2019. Dr. Yao serves on an at-will basis. Under the terms of the amended agreement, Dr. Yao’s was entitled to an annual base salary of $502,597, and was eligible to receive an annual target bonus of 55% of his then base salary based on achievement of certain individual and corporate targets established by us. Dr. Yao was also eligible for an annual equity grant targeted at 445% of his then-current base salary. Effective March 1, 2020, Dr. Yao is entitled to an annual base salary of $530,450, and is eligible to receive an annual target bonus of $332,613 based on achievement of certain individual and corporate targets established by us.

Dr. Yao’s amended agreement provides that Dr. Yao will be permitted to participate in the Severance Plan, provided, however, that Dr. Yao will be eligible for severance benefits if Dr. Yao resigns his employment with Good Reason (as defined in the Severance Plan) during the term of employment prior to the commencement of the Change in Control Period (as defined in the Severance Plan).

For the 2019 fiscal year, Dr. Yao was paid an annual bonus of $332,613. Dr. Yao was also granted options to purchase 188,057 shares of our common stock. For the 2018 fiscal year, Dr. Yao was paid an annual bonus of $218,750. Dr. Yao was also granted 329,594 restricted shares of our common stock and options to purchase 450,000 shares of our common stock. The restricted shares of common stock vest in two annual installments on the first and second anniversaries of the grant date. The options granted to Dr. Yao are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Yao’s continued service through each vesting date.

Jörn Drappa, M.D., Ph.D.

We entered into an executive employment agreement with Dr. Drappa with respect to his service as Chief Medical Officer on January 31, 2018 and amended effective August 26, 2019. Dr. Drappa serves on an at-will basis. Under the terms of the amended agreement, Dr. Drappa was entitled to an annual base salary of $422,254, and was eligible to receive a target bonus of 40% of his then-current base salary based on achievement of certain individual and corporate targets established by the Company. Dr. Drappa was also eligible for an annual equity grant targeted at 200% of his then-current base salary. Effective March 1, 2020, Dr. Drappa is entitled to an annual base salary of $451,140, and is eligible to receive an annual target bonus of $205,615 based on achievement of certain individual and corporate targets established by us.

Dr. Drappa’s amended agreement provides that Dr. Drappa will be permitted to participate in the Severance Plan, provided, however, that Dr. Drappa will be eligible for severance benefits if Dr. Drappa resigns his employment with Good Reason (as defined in the Severance Plan) during the term of employment prior to the commencement of the Change in Control Period (as defined in the Severance Plan).

For the 2019 fiscal year, Dr. Drappa’s was paid an annual bonus of $205,615. Dr. Drappa was also granted options to purchase 71,842 shares of our common stock. For the 2018 fiscal year, Dr. Drappa’s was paid an annual bonus of $153,000. Dr. Drappa was also granted 127,661 restricted shares of our common stock and options to purchase 240,000 shares of our common stock. The restricted shares of common stock vest in two annual installments on the first and second anniversaries of the grant date. The options granted to Dr. Drappa are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Drappa’s continued service through each vesting date.

Aaron Ren, Ph.D.

We entered into an executive employment agreement with Dr. Ren with respect to his service as Vice President, Head of Business Development and Operations on January 31, 2018 and amended effective August 26, 2019. Dr. Ren serves on an at-will basis. Under the terms of the amended agreement, Dr. Ren was entitled to an annual base salary of

$264,750, and was eligible to receive a target bonus of 35% of his then-current base salary based on achievement of certain individual and corporate targets established by the Company. Dr. Ren was also eligible for an annual equity grant targeted at 150% of his then-current base salary. Effective March 1, 2020, Dr. Ren is entitled to an annual base salary of $305,640, and is eligible to receive an annual target bonus of $109,342 based on achievement of certain individual and corporate targets established by us.

Dr. Ren’s amended agreement provides that Dr. Ren will be permitted to participate in the Severance Plan, provided, however, that Dr. Ren will be eligible for severance benefits if Dr. Ren resigns his employment with Good Reason (as defined in the Severance Plan) during the term of employment prior to the commencement of the Change in Control Period (as defined in the Severance Plan).

For the 2019 fiscal year, Dr. Ren was paid an annual bonus of $109,342. Dr. Ren was also granted options to purchase 46,445 shares of our common stock. For the 2018 fiscal year, Dr. Ren was paid an annual bonus of $75,000. Dr. Ren was also granted 76,402 restricted shares of our common stock and options to purchase 120,000 shares of our common stock. The restricted shares of common stock vest in two annual installments on the first and second anniversaries of the grant date. The options granted to Dr. Ren are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Ren’s continued service through each vesting date.

Mitchell Chan

We entered into an offer letter with Mr. Chan effective September 5, 2018. Mr. Chan serves on an at-will basis. Under the terms of the offer letter, Mr. Chan was initially entitled to an annual base salary of $250,000, and received a target bonus of $62,500. Mr. Chan’s base salary was increased to $280,000 and Mr. Chan was eligible to receive a target bonus of 40% of his then-current base salary. Mr. Chan was also eligible for an annual equity grant targeted at 200% of his then-current base salary. Effective March 1, 2020, Mr. Chan is entitled to an annual base salary of $344,650, and is eligible to receive an annual target bonus of $132,160 based on achievement of certain individual and corporate targets established by us.

For the 2019 fiscal year, Mr. Chan was paid an annual bonus of $132,160. Mr. Chan was also granted options to purchase 50,056 shares of our common stock. For the 2018 fiscal year, Mr. Chan was paid an annual bonus of $108,000, of which $75,000 was a sign-on bonus paid in a lump sum. Mr. Chan was also granted 15,000 restricted shares of our common stock and options to purchase 90,000 shares of our common stock. The restricted shares of common stock will vest in two annual installments on the first and second anniversaries of the grant date. The options granted to Mr. Chan are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Mr. Chan’s continued service through each vesting date.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the year ended December 31, 2019, to each of the executive officers named in the Summary Compensation Table.

	Option Awards(1)					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(2)
Zhengbin (Bing) Yao, Ph.D. Chairman, Chief Executive Officer and President	56,250	253,125	(3)	$2.84	5/10/2028	164,797	(4)	$4,474,239
	—	120,000	(5)	15.84	8/25/2029
Jörn Drappa, M.D., Ph.D. Chief Medical Officer, Head of Research and Development	30,000	135,000	(3)	2.84	5/10/2028	63,830	(6)	1,732,985
	—	64,000	(5)	15.84	8/25/2029
Mitchell Chan Chief Financial Officer	5,625	61,875	(7)	2.84	9/24/2028	7,500	(8)	203,625
	—	30,000	(9)	8.87	6/192029
	—	13,000	(5)	15.84	8/25/2029
Aaron Ren, Ph.D. Vice President Head of Business Development and Operations	17,289	67,500	(3)	2.84	5/10/2028	38,201	(6)	1,037,157
	—	25,750	(5)	15.84	8/25/2029

(1)	Each of the outstanding equity awards in the table above was granted pursuant to our Amended and Restated 2018 Equity Incentive Plan.
(2)

The market value of the stock awards is determined by multiplying the number of shares by $27.15, the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2019, the last day of our fiscal year.

(3)

Represents an option to purchase shares of our common stock granted on March 1, 2018. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on March 1, 2019, with the remainder vesting over the next three years in equal quarterly installments.

(4)

On March 1, 2018, Dr. Yao was granted 329,594 shares of restricted stock in connection with his employment as our Chief Executive Officer. The shares underlying this grant vest, subject to continued service, in two annual installments on the first and second anniversaries of the grant date.

(5)

Represents an option to purchase shares of our common stock granted on August 26, 2019. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on August 26, 2020, with the remainder vesting over the next three years in equal quarterly installments.

(6)

On March 1, 2018, Dr. Drappa was granted 127,661 shares of restricted stock in connection with his employment as our Chief Medical Officer. The shares underlying this grant vest, subject to continued service, in two annual installments on the first and second anniversaries of the grant date.

(7)

Represents an option to purchase shares of our common stock granted on September 5, 2018. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on September 24, 2019, with the remainder vesting over the next three years in equal quarterly installments.

(8)

On September 24, 2018, Mr. Chan was granted 15,000 shares of restricted stock in connection with his employment as our Vice President, Head of Finance and Corporate Strategy. The shares underlying this grant vest, subject to continued service, in two annual installments on the first and second anniversaries of the grant date.

(9)

Represents an option to purchase shares of our common stock granted on June 20, 2019. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on June 20, 2020, with the remainder vesting over the next three years in equal quarterly installments.

(10)

On March 1, 2018, Dr. Ren was granted 76,402 shares of restricted stock in connection with his employment as our Head of Business Development and Operations. The shares underlying this grant vest, subject to continued service, in two annual installments on the first and second anniversaries of the grant date.

Potential Payments upon Termination or Change-In-Control

Executive Severance Plan

Each of the named executive officers is a participant in the Severance Plan.

Under the Severance Plan, if we terminate a participant’s employment without “Cause” at any time other than during the “Change in Control Period”, then the participant is eligible to receive the following benefits:

•

Severance payable in the form of salary continuation. For Dr. Yao, the severance amount is equal to 2 times Dr. Yao’s then-current base salary and pro-rated target bonus. For Dr. Drappa, Dr. Ren, and Mr. Chan, the severance amount is equal to 1.5 times their respective then-current base salary and pro-rated target bonus.

•

We will pay the participant a pro-rated bonus for the year in which the participant’s termination becomes effective equal to the participant’s then-current target bonus multiplied by a fraction, the numerator of which is the number of days the participant remained employed during that year and the denominator of which is 365.

•	We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, during the severance period.
•	We will pay for outplacement services, up to certain specified limits.

Under the Severance Plan, if we terminate a participant’s employment without “Cause” or participant resigns for “Good Reason”, during the “Change in Control Period”, then the participant is eligible to receive the following benefits:

•

Severance payable in a single lump sum. For Dr. Yao, the severance amount is equal to 3 times Dr. Yao’s then-current base salary and target bonus. For Dr. Drappa, Dr. Ren, and Mr. Chan, the severance amount is equal to 2 times their respective then-current base salary and target bonus.

•	We will pay the participant a bonus equal to the participant’s then-current target bonus for the year in which the participant’s termination becomes effective.
•	We will pay for company contribution for continuation coverage under COBRA during the severance period.
•

Any outstanding unvested equity awards held by the participant under our then-current outstanding equity incentive plan(s) will become fully vested on the date the termination of such participant’s employment becomes effective.

•	We will pay for outplacement services, up to certain specified limits.
•	We shall reimburse the participant for all reasonable and necessary attorney’s fees incurred by such participant in connection with pursuing benefits under the Severance Plan.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.

The following terms have the following meanings under the Severance Plan:

•

“Cause” means a participant’s: (i) failure to substantially perform his/her duties and obligations to us (other than failure resulting from the participant’s incapacity because of disability), including one or more acts of gross negligence or insubordination or a material breach of our policies and procedures, which failure is not cured within fifteen (15) days after a written demand for cure is received by participant from us; (ii) material breach of our code of conduct, equal opportunity and anti-harassment policies, or compliance policies (which may include, but not be limited to, a code of business conduct, an anti-bribery policy, a competition policy, and a policy on healthcare business ethics); (iii) commission, indictment, conviction, or entry of a plea of guilty or nolo contendere to, a felony or any other crime involving fraud, dishonesty, theft, breach of trust or moral turpitude; (iv) engagement in misconduct which results in, or could reasonably be expected to result in, material injury to our financial condition, reputation, or ability to do business; (v) material breach of a written agreement with us, including any confidentiality, invention assignment, non-competition, non-solicitation or non-disparagement agreement; (vi) violation of state or federal securities laws or regulations; or (vii) willful failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, after being instructed by us to cooperate, willful destruction or failure to preserve documents or other materials relevant to such investigation, or willful inducement of others to fail to cooperate or to produce documents or other materials in connection with such investigation.

•

“Good Reason” shall mean the occurrence of any of the following without participant’s prior consent: (i) a material decrease in participant’s base salary or bonus opportunity; (ii) a material diminution in the aggregate employee benefits and material perquisites provided to participant; (iii) a material diminution in participant’s title, reporting relationship, duties or responsibilities; (iv) a relocation of participant’s primary office by more than thirty-five (35) miles from participant’s then-current location; and (v) the failure by any successor to us or any acquiring corporation to explicitly assume the Severance Plan and our obligations thereunder and maintain the Severance Plan in effect for a period of at least twenty-four (24) months.

•

“Change in Control” is defined as a transaction or a series of related transactions in which: (i) all or substantially all of our assets are transferred to any “person” or “group” (as such terms are defined in the Exchange Act); (ii) any person or group, other than person or group who prior to such acquisition is a “beneficial owner” (as defined under the Exchange Act), directly or indirectly, of any of our equity, becomes the “beneficial owner”, directly or indirectly, of our outstanding equity representing more than 50% of the total voting power of our then-outstanding equity; (iii) we undergo a merger, reorganization or other consolidation in which the holders of our outstanding equity immediately prior to such merger, reorganization or consolidation directly or indirectly own less than 50% of the surviving entity’s voting power immediately after the transaction; or (iv) if within any rolling twelve month period, the persons who were our directors at the beginning of such twelve month period, or the incumbent directors, cease to constitute at least a majority of such board of directors; provided that any director who was not a director at the beginning of such twelve (12) month period will be deemed to be an incumbent director if that director was elected to the board of directors by, or on the recommendation of or with the approval of, a majority of the directors who then qualified as incumbent directors. Any of (i) through (iv) above may constitute a Change in Control, provided that the Change in Control meets all of the requirements of a “change in the ownership of a corporation,” a “change in the effective ownership of a corporation,” or “a change in the ownership of a substantial portion of the corporation’s assets,” each within the meaning of Treasury Regulation §1.409A-3(i)(5).

•

“Change in Control Period” means: (i) the twenty-four (24) month period beginning on the date of a Change in Control; (ii) any such time prior to a Change in Control where the successor or acquiring entity in the Change in Control requests for the termination of a participant’s employment without Cause; or (iii) any such time prior to a Change in Control where we terminate a participant’s employment without Cause in connection with or in anticipation of a Change in Control.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019, to each of our non-employee directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Options(1)	All Other Compensation(2)	Total
Yanling Cao	$—	$—	$—	$18,045	$18,045
Edward Hu	—	—	390,000	—	390,000
Chris Nolet	16,250	—	390,000	1,707	407,957
Tyrell Rivers, Ph.D.	—	—	—	—	—
Pascal Soriot	—	—	—	—	—
Sean Tong	—	—	—	—	—
Andreas Wicki, Ph.D.	—	—	—	—	—

______________________________

(1)

These amounts represent the aggregate grant date fair value of options granted to each director during the fiscal year ended  December 31, 2019, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements, included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019. Such options vest over a three-year period on each anniversary of the grant date.

(2)	These amounts represent reimbursement of travel, food and lodging related expenses incurred in connection with board and committee meeting attendance in 2019.

As of December 31, 2019, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Grant Date Fair Value	Number of Stock Options Held at Fiscal Year-End
Yanling Cao	$—	—
Edward Hu	390,000	26,210
Chris Nolet	390,000	26,210
Tyrell Rivers, Ph.D.	—	—
Pascal Soriot	—	—
Sean Tong	—	—
Andreas Wicki, Ph.D.	—	—

Non-Employee Director Compensation Policy

We have adopted a policy with respect to the compensation payable to our non- employee directors. Under this policy, each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors will receive the following annual retainers for their service:

Position	Retainer
Board Member	$40,000
Board Chairperson	30,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating and Governance Committee Chair	10,000
Audit Committee Member	10,000
Compensation Committee Member	7,500
Nominating and Governance Committee Member	5,000

Equity awards for non-employee directors will consist of (i) an initial equity award consisting of options to purchase shares of common stock with a fair value equal to $390,000, upon first appointment to our board of directors, which award will vest over a three-year period on each anniversary of the grant date, and (ii) annual equity awards consisting of options to purchase shares of common stock with a fair value equal to $195,000, which award will fully vest on the first anniversary of the grant date.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our third amended and restated certificate of incorporation and amended and restated bylaws.

Equity Compensation Plan and Other Benefit Plans

Amended and Restated 2018 Equity Incentive Plan

We initially adopted the 2018 Equity Incentive Plan effective on January 30, 2018 and subsequently adopted the Amended and Restated 2018 Equity Incentive Plan, or the 2018 Plan, effective August 9, 2019. The 2018 Plan will expire in 2028. Under the 2018 Plan, we may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock, and unrestricted stock awards.

As of December 31, 2019, there were 5,541,224 shares of our common stock authorized for issuance under our 2018 Plan. In addition, the 2018 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the 2018 Plan on the first day of each calendar year beginning in calendar year 2020. The annual increase in the number of shares shall be equal to the lowest of:

•	4.0% of the number of shares of our common stock outstanding on a post-money basis immediately following the closing of the initial public offering;
•	4.0% of the number of shares of our common stock outstanding as of the date of such increase; and
•	a lesser amount determined by our board of directors.

In no event, however, shall the number of shares available for issuance under the 2018 Plan be increased under such evergreen provision to the extent such increase, in addition to any other increases proposed by the Board under all other employee and director stock plans, would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 25% of the outstanding shares of our common stock on the first day of the applicable calendar year.

Our Board has authorization to administer the 2018 Plan. In accordance with the provisions of the 2018 Plan, the Board has the authority to: (i) to grant awards and determine recipients and terms thereof, (ii) to determine the fair market value of the shares of common stock issued under the 2018 Plan, (iii) to amend, modify or terminate any outstanding award pursuant to the limitations set forth in the 2018 Plan, and (iv) to adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2018 Plan as it shall deem advisable.

Upon a Corporate Transaction (as defined in the 2018 Plan), the Board or any committee or individual appointed to administer the 2018 Plan, may provide, in its discretion, with respect to the treatment of each outstanding award (either separately for each award or uniformly for all awards), upon the date of a Corporate Transaction, for any combination of the following:

•	any option or stock appreciation right shall become vested and immediately exercisable, in whole or in part;
•	any restricted stock or restricted stock unit shall become non-forfeitable, in whole or in part;
•

any option or stock appreciation right shall be assumed by the successor corporation or cancelled in exchange for substitute stock options or stock appreciation rights, in compliance with applicable U.S. tax law;

•	any option or stock appreciation right that is not exercised as of the date of the Corporate Transaction shall be cancelled for no consideration;
•

any option shall be cancelled in exchange for cash and/or other substitute consideration with a per share value equal to the consideration payable to our shareholders in the Corporate Transaction, less the exercise price of such option;

•	any restricted stock or restricted stock unit shall be cancelled in exchange for restricted stock of or restricted stock units in respect of the capital stock of any successor corporation;
•

any restricted stock shall be redeemed for cash and/or other substitute consideration with a value equal to (i) the fair market value of an unrestricted share on the date of the Corporate Transaction or (ii) the consideration payable to our shareholders on a per share basis in the Corporate Transaction; and

•

any restricted stock unit shall be cancelled in exchange for cash and/or other substitute consideration with a value equal to (i) the fair market value on the date of the Corporate Transaction or (ii) the consideration payable to our shareholders on a per share basis in the Corporate Transaction.

For purposes of the 2018 Plan, a “Corporate Transaction” means any of the following transactions:

•

a transaction or series of related transactions in which any person, other than any person who currently owns more than a majority of our common stock, becomes the beneficial owner of more than 50% of the combined voting power of our then outstanding voting securities;

•

a consolidation or merger of us with or into another entity, unless our stockholders, immediately before such consolidation or merger own, directly or indirectly, a majority of the combined voting power of the outstanding voting securities of the corporation or other entity resulting from such consolidation or merger;

•	the sale of all or substantially all of our assets; or
•	our liquidation, dissolution or winding up.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2020, for (a) the executive officers named in the Summary Compensation Table on page 110 of this Annual Report on Form 10-K, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2020, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.  Percentage of ownership is based on 50,634,118 shares of common stock outstanding on March 1, 2020.

	Shares Beneficially Owned(1)
Name and Address** More than 5% stockholders:	Number	Percent
AstraZeneca UK Limited(2)	14,650,334	28.9%
Boundless Meadow Limited(3)	8,982,353	17.7%
6 Dimensions Capital, L.P.(4)	4,124,118	8.1%
6 Dimensions Affiliate Fund, L.P.(5)	217,059	*
Entities affiliated with Hillhouse Capital Management, Ltd.(6)	4,591,176	9.1%
Entities affiliated with Temasek Holdings (Private) Limited(7)	4,070,330	8.0%
FMR LLC(8)	4,407,937	8.7%
Directors and named executive officers:
Zhengbin (Bing) Yao, Ph.D.(9)	554,594	1.1%
Jörn Drappa, M.D., Ph.D.(10)	247,661	*
Aaron Ren, Ph.D.(11)	136,402	*
Mitchell Chan(12)	48,750	*
Yanling Cao	—	*
Edward Hu(13)	4,341,177	8.6%
Chris Nolet	—	*
Tyrell Rivers, Ph.D.(14)	—	*
Pascal Soriot(15)	—	*
Sean Tong(16)	8,982,353	17.7%
Andreas Wicki, Ph.D.(17)	1,750,000	3.5%
All directors and current executive officers as a group (13 persons)(18)	16,081,249	31.6%

__________________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**	Unless otherwise indicated, the address for each beneficial owner listed is c/o Viela Bio, Inc., One MedImmune Way First Floor, Area Two, Gaithersburg, MD 20878.
(1)	Percentage of ownership is based on 50,634,118 shares of common stock outstanding on March 1, 2020.
(2)	The number of shares is based on the Schedule 13G filed with the SEC on January 30, 2020. The address of AstraZeneca UK Limited is 2 Kingdom Street, London W2 6BD.
(3)

The number of shares is based on the Schedule 13D filed with the SEC on October 17, 2019. Consists of (i) 8,682,353 shares of common stock held by Boundless Meadow Limited and (ii) 300,000 shares of common stock held by Boyu Capital Opportunities Master Fund. Boundless Meadow Limited is wholly owned by Boyu Capital Fund III, L.P., whose general partner is Boyu Capital General Partner III, L.P. The general partner of Boyu Capital General Partner III, L.P. is Boyu Capital General Partner III, Ltd., which is in turn ultimately controlled by Mr. Xiaomeng Tong. Boyu Capital Opportunities Master Fund is wholly owned by Boyu Capital Investment Management Ltd, which in turn is ultimately controlled by Mr. Ziaomeng Tong. The address of Boundless Meadow Limited and Boyu Capital Opportunities Master Fund is c/o Boyu Capital Advisory Co. Limited, Suite 1518, Two Pacific Place, 88 Queensway, Hong Kong.

(4)

The number of shares is based on the Schedule 13G filed with the SEC on February 5, 2020. The general partner of each of 6 Dimensions Capital, L.P. and 6 Dimensions Affiliate Fund, L.P. is 6 Dimensions Capital GP, LLC, which is in turn ultimately controlled by Dr. Chen Lian Yong (Leon). The address of 6 Dimensions Capital, L.P. is Unit 6706, 67/F, The Center, 99 Queen’s Road Central, Central, Hong Kong.

(5)

The number of shares is based on the Schedule 13G filed with the SEC on February 5, 2020. The general partner of each of 6 Dimensions Capital, L.P. and 6 Dimensions Affiliate Fund, L.P. is 6 Dimensions Capital GP, LLC, which is in turn ultimately controlled by Dr. Chen Lian Yong (Leon). The address of 6 Dimension Affiliates Fund, L.P. is Unit 6706, 67/F, The Center, 99 Queen’s Road Central, Central, Hong Kong.
(6)

The number of shares is based on the Schedule 13G filed with the SEC on February 14, 2020. Consists of (i) 4,341,176 shares of common stock held by HH RSV-MIM Holdings Limited and (ii) 250,000 shares of common stock held by funds managed by Hillhouse Capital Advisors Ltd. (“HCA”). HH RSV-MIM Holdings Limited is beneficially owned and controlled by Hillhouse Fund III, L.P. Hillhouse Capital Management, Ltd. (“HCM”) acts as the sole management company of Hillhouse Fund III, L.P., which is in turn ultimately controlled by Mr. Lei Zhang. HCA and HCM have shared voting and dispositive power of the common stock beneficially owned by each of HCA and HCM. The registered address of HH RSV-MIM Holdings Limited is Citco Trustees (Cayman) Limited, 89 Nexus Way, Camana Bay, PO Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(7)

The number of shares is based on the Schedule 13G filed with the SEC on October 17, 2019. Consists of 3,370,330 shares of common stock held by TLS Beta Pte. Ltd. and (ii) 700,000 shares of common stock held by V-Sciences Investments Pte. Ltd. TLS Beta Pte. Ltd. is ultimately owned by Temasek Holdings Private Limited, which in turn is wholly-owned by the Singapore Minister of Finance (Incorporated). V-Sciences Investments Pte. Ltd. is ultimately owned by Temasek Holdings Private Limited, which in turn is wholly-owned by the Singapore Minister of Finance (Incorproated). The address of TLS Beta Pte. Ltd. is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

(8)

The number of shares is based on the Schedule 13G filed with the SEC on February 7, 2020. Members of the Johnson family including Abigail P. Johnson, are the predominant owners, directly or through trusts, of series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. FMR Co., Inc. is wholly owned by Fidelity Management & Research Company. Fidelity Management & Research Company is wholly owned by FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(9)

Consists of 470,219 shares of common stock and 84,375 shares of common stock underlying options that are exercisable as of March 1, 2020 or will become exercisable within 60 days after such date held by Dr. Yao.

(10)

Consists of 202,661 shares of common stock and 45,000 shares of common stock underlying options that are exercisable as of March 1, 2020 or will become exercisable within 60 days after such date held by Dr. Drappa.

(11)

Consists of 111,613 shares of common stock and 24,789 shares of common stock underlying options that are exercisable as of March 1, 2020 or will become exercisable within 60 days after such date held by Dr. Ren.

(12)

Consists of 37,500 shares of common stock (which includes 7,500 shares of restricted stock subject to time-based vesting) and 11,250 shares of common stock underlying options that are exercisable as of March 1, 2020 or will become exercisable within 60 days after such date held by Mr. Chan.

(13)

Consists of 4,124,118 shares of common stock held by 6 Dimensions Capital, L.P. as set forth in footnote 4 and 217,059 shares of common stock held by 6 Dimension Affiliates Fund, L.P. as set forth in footnote 5. Mr. Hu is Managing Partner of 6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P. and may be deemed to beneficially own the shares held by 6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P. Mr. Hu disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(14)	Dr. Rivers is the Executive Director of Corporate Development at AstraZeneca UK Limited but has no voting or investment power with respect to the securities described in footnote 2.
(15)

Mr. Soriot is the Chief Executive Officer and a member of the board of directors of AstraZeneca PLC, which wholly owns AstraZeneca UK Limited, but has no voting or investment power with respect to the securities described in footnote 2.

(16)

Consists of 8,682,353 shares of common stock held by Boundless Meadow Limited and 300,000 shares of common stock held by Boyu Capital Opportunities Master Fund as set forth in footnote 3. Mr. Tong is a member of our board of directors and indirectly controls Boundless Meadow Limited and Boyu Capital Opportunities Master Fund and may be deemed to beneficially own the shares held by Boundless Meadow Limited and Boyu Capital Opportunities Master Fund. Mr. Tong disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(17)

Consists of 1,750,000 shares of common stock held by HBM Healthcare Investments (Cayman) Ltd. Dr. Wicki is a member of our board of directors and indirectly controls HBM Healthcare Investments. Dr. Wicki disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(18)	See notes 9 to 17 above. Also includes shares beneficially owned by William Ragatz and James Kastenmayer, who are executive officers but not named executive officers.

Securities Authorized for Issuance under Equity Incentive Plans

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,287,257	(1)	$7.65	967,658	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,287,257	(1)	$7.65	967,658	(2)

___________________________________

(1)	Consist of options to purchase 3,287,257 shares of our common stock outstanding under the Amended and Restated 2018 Equity Incentive Plan, at December 31, 2019.
(2)	Consist of 967,658 shares reserved for future issuance under the Amended and Restated 2018 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Audit committee reviews and approves in advance all related-party transactions. In addition to the director and executive officer compensation arrangements discussed above in “Executive Officer and Director Compensation,” during the fiscal year ended December 31, 2019, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediately family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Equity Financings

Series B Financing

In June 2019, we issued 4,687,500 shares of Series B preferred stock at a purchase price of $16.00 per share for aggregate gross consideration of $75,000,000, or the Series B Financing.

The table below sets forth the aggregate number and purchase price of shares of Series B preferred stock issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof:

Name	Shares	Aggregate Purchase Price
TLS Beta Pte. Ltd(1)	765,625	$12,250,000
HBM Healthcare Investments (Cayman) Ltd.(2)	1,250,000	$20,000,000

(1)	TLS Beta Pte. Ltd beneficially owned, in the aggregate, more than 5% of our outstanding capital stock at the time of or as a result of the Series B financing.
(2)	Andreas Wicki, Ph.D., a member of our board of directors, is affiliated with HBM Healthcare Investments (Cayman) Ltd.

Series A-3 Financing

In September 2019, we issued an aggregate of 4,705,882 shares of our Series A-3 preferred stock at a purchase price of $17.00 per share for an aggregate gross consideration of $80 million, or the Series A-3 Financing. Investors in our original Series A-2 Financing had agreed to fund the $80 million contingent on the FDA’s acceptance for review of our BLA for inebilizumab. We refer to the Series A-1 Financing, Series A-2 Financing, the Additional Series A Financing and the Series A-3 Financing together as the Series A Financing.

The table below sets forth the aggregate number of shares of Series A-3 preferred stock issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof:

Name	Shares	Aggregate Purchase Price
Boundless Meadow Limited(1)	1,882,353	$32,000,000
6 Dimensions Capital, L.P(2)	894,118	$15,200,000
6 Dimensions Affiliates Fund, L.P.(2)	47,059	$800,000
HH RSV-MIM Holdings Limited(3)	941,176	$16,000,000
TLS Beta Pte. Ltd.(4)	564,705	$9,600,000

(1)

Boundless Meadow Limited beneficially owned, in the aggregate, more than 5% of our outstanding capital stock at the time of or as a result of the Series A-3 Financing. Sean Tong, a member of our board of directors, indirectly controls Boundless Meadow Limited.

(2)

6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P. beneficially owned, in the aggregate, more than 5% of our outstanding capital stock at the time of or as a result of the Series A-3 Financing. Edward Hu, a member of our board of directors, is a Managing Partner of 6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P.

(3)	HH RSV-MIM Holdings Limited beneficially owned more than 5% of our outstanding capital stock at the time of or as a result of the Series A-3 Financing.
(4)	TLS Beta Pte. Ltd beneficially owned, in the aggregate, more than 5% of our outstanding capital stock at the time of or as a result of the Series A-3 Financing.

Agreements with Stockholders

Agreements with AstraZeneca and MedImmune

In connection with the asset acquisition from AstraZeneca we entered into certain license, service and supply agreements with AstraZeneca and/or MedImmune. These agreements included: (i) a transition services agreement pursuant to which MedImmune performs certain regulatory and operational transition services related to the molecules that we acquired pursuant to the APA; (ii) a master supply and development agreement to obtain clinical and non-clinical supplies and developmental services for the molecules that we acquired pursuant to the APA (other than inebilizumab); (iii) a clinical supply agreement pursuant to which AstraZeneca will manufacture and supply to us inebilizumab or a matching placebo for clinical trial purposes; (iv) a commercial supply agreement pursuant to which AstraZeneca will manufacture and supply to us inebilizumab for its commercialization; (v) a license agreement with MedImmune, pursuant to which MedImmune granted us an exclusive worldwide, royalty-free license to use protein scaffolds and methods for purifying albumin-fusion proteins covered by patent rights owned by MedImmune in order to develop products aimed at treating inflammation and autoimmune disorders. Furthermore, MedImmune sublicensed to us certain licenses granted to it to develop, commercialize and sell the molecules acquired by us in the asset acquisition. In each case, these agreements contain terms, conditions and pricing that are consistent with the terms, conditions and pricing customarily used by AstraZeneca and MedImmune in similar agreements they have with other third parties. See the “Business—Licenses and Strategic Agreements” section of this Annual Report on Form 10-K for a further description of these agreements.

Amended and Restated Investors’ Rights Agreement

In connection with the Series B Financing, we entered into an amended and restated investors’ rights agreement, dated as of June 12, 2019, with certain of our stockholders, including our principal stockholders and entities affiliated with certain of our directors, pursuant to which these stockholders have registration rights with respect to certain issuances of our capital stock. The registration rights include the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we have otherwise filed, subject, in each case, to certain exceptions.

Demand Registration Rights

Beginning on March 31, 2020, the holders of at least 30% of registrable securities then outstanding under the investors’ rights agreement may require us to file a registration statement under the Securities Act on a Form S-1 at our expense, subject to certain exceptions, with respect to the resale of their registrable shares, and we are required to use commercially reasonable efforts to effect the registration. We are obligated to effect no more than three registrations on Form S-1. Any time after we are eligible to use a registration statement under the Securities Act on Form S-3, the holders of at least 10% of our registrable securities under the investors’ rights agreement may require us to file a registration statement on Form S-3 at our expense, subject to certain exceptions, with respect to the resale of their registrable shares, and we are required to use commercially reasonable efforts to effect the registration. We are obligated to effect no more than two S-3 registration statements in any twelve month period.

Piggyback Registration Rights

If we propose to file a registration statement under the Securities Act for the purposes of a public offering of our securities (including, but not limited to, registration statements relating to a secondary offering of our securities but excluding (i) a registration statement relating to any employee benefit plan or (ii) with respect to any corporate reorganization or transaction under Rule 145 of the Securities Act, any registration statements related to the issuance or resale of securities issued in such a transaction or (iii) a registration related to stock issued upon conversion of debt securities), the holders of registrable securities are entitled to receive notice of such registration and to request that we include their registrable securities for resale in the registration statement. The underwriters of the offering will have the right to limit the number of shares to be included in such registration.

Expenses of Registration

We will pay all registration expenses, other than underwriting discounts and commissions, related to any demand or piggyback registration. The amended and restated investors’ rights agreement contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders, in the event of misstatements or omissions in the registration statement attributable to us except in the event of fraud, and they are obligated to indemnify us for misstatements or omissions attributable to them.

Expiration of Registration Rights

The registration rights will terminate upon the earliest to occur of the closing of certain liquidation events, such time when all of the holder’s registrable securities may be sold without limitation (and without the requirement for us to be in compliance with the current public information requirement) under Rule 144 of the Securities Act and the fifth anniversary of the closing date of our initial public offering.

Participation in Our Initial Public Offering

In October 2019, we issued and sold in aggregate 9,085,000 shares of common stock, which included 1,185,000 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for net proceeds of $156.9 million after deducting underwriting discounts and commissions and other offering costs.

The table below sets forth the aggregate number of common shares issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

	Shares	Aggregate Purchase Price
AstraZeneca UK Limited	425,000	$8,075,000
Boyu Capital Opportunities Master Fund	300,000	$5,700,000
V-Sciences Investments Pte Ltd	700,000	$13,300,000
HBM Healthcare Investments (Cayman) Ltd.	500,000	$9,500,000
Hillhouse Capital Advisors, Ltd.	250,000	$4,750,000

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with our initial public offering, we entered into, and intend to continue to enter into, indemnification agreements with each of our executive officers and directors. The indemnification agreements, our third amended and restated certificate of incorporation and our amended and restated bylaws became effective upon completion of our initial public offering and require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our amended and restated bylaws require us to advance expenses incurred by our directors and officers. We also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

In connection with our initial public offering, we adopted a written policy that requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit committee. Any request for such a transaction must first be presented to our Audit committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit committee will consider the relevant facts and circumstances available and deemed relevant to the Audit committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for the years ended December 31, 2019, and December 31, 2018, and fees billed for other services rendered by KPMG during those periods.

	2018	2019
Audit fees(1)	$30,000	$1,369,500

(1)

Audit fees relate to professional services rendered in connection with the audit of Viela Bio's annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings, including fees related to our initial public offering.

All fees described above were pre-approved by our Audit committee. We have furnished the foregoing disclosure to KPMG LLP.

Policy on Audit committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit committee for approval.

1.

Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.

Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.

Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit committee pre-approves these services by category of service. The fees are budgeted and the Audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The financial statements filed as part of this annual report on Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.

(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Form of Third Amended and Restated Certificate of Incorporation.		8-K	10/07/19	001-39067

3.2	Restated Bylaws of Viela Bio, Inc.		8-K	10/07/19	001-39067

4.1	Form of Common Stock Certificate.		S-1/A	09/23/19	333-233528

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated June 12, 2019.		S-1	08/29/19	333-233528

4.3	Description of Securities	X

10.1	Form of Indemnification Agreement.		S-1	08/29/19	333-233528

10.2+	Amended and Restated 2018 Equity Incentive Plan, and forms of award agreements thereunder.		S-1/A	09/23/19	333-233528

10.3+	Employment Agreement, by and between the Company and Zhengbin (Bing) Yao, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.4+	Employment Agreement, by and between the Company and Jörn Drappa, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.5+	Employment Agreement, by and between the Company and Aaron Ren, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.6+	Offer Letter, by and between the Company and Mitchell Chan, dated August 15, 2018.		S-1	08/29/19	333-233528

10.7+	Offer Letter, by and between the Company and William Ragatz, dated November 27, 2018.		S-1	08/29/19	333-233528

10.8#

License Agreement, by and between Duke University and Cellective Therapeutics, Inc., dated September 21, 2004 as amended by the Letter Agreement dated September 9, 2005 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).

			S-1	08/29/19	333-233528

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.9#

License Agreement by and between Dana-

Farber Cancer Institute, Inc. and Cellective Therapeutics, Inc., as amended, dated December 21, 2004 as amended by the Letter Agreement dated September 8, 2005 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).

			S-1	08/29/19	333-233528

10.10#	BioWa Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.11.1#

License Agreement between SBI Biotech Co. Ltd. and MedImmune, LLC, dated as of September 9, 2008 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).

			S-1	08/29/19	333-233528

10.11.2#	Supplemental Agreement dated as of August 14, 2018, by and between SBI Biotech Co. Ltd. and the Company.		S-1	08/29/19	333-233528

10.12#	BioWa/Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.13#	Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.14#	Asset Purchase Agreement, by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.15#	License Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.16#	Clinical Supply Agreement, by and between the Company and AstraZeneca UK Limited, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.17#	Master Supply and Development Services Agreement, by and between the Company and AstraZeneca UK Limited, dated February 23, 2018.		S-1	08/29/19	333-233528

10.18#	Transition Services Agreement, by and between the Company and MedImmune, LLC, dated February 23, 2018.		S-1	08/29/19	333-233528

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.19#	Medical Research Council Payment Agreement, by and between the Company and MedImmune Limited, dated February 23, 2018.		S-1	08/29/19	333-233528

10.20#	Commercial Supply Agreement, by and between the Company and AstraZeneca Pharmaceuticals LP, dated as of April 4, 2019.		S-1	08/29/19	333-233528

10.21#	License and Collaboration Agreement, by and between the Company and Hansoh Pharmaceutical Group Company Limited, dated May 24, 2019.		S-1	08/29/19	333-233528

10.22#	License Agreement by and between the Company and Mitsubishi Tanabe Pharma Corporation, dated October 8, 2019.	X

10.23+	Executive Severance Plan.		S-1	08/29/19	333-233528

10.24+	Non-Employee Director Compensation Plan.	X

10.25#	Long-term Lease Agreement, by and between the Company and MedImmune, LLC, dated as of June 30, 2018.		S-1	08/29/19	333-233528

21.1	Subsidiaries of the Company.	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Denotes management compensation plan or contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIELA BIO, INC.

Date: March 25, 2020	By:	/s/ Zhengbin (Bing) Yao, Ph. D.
Zhengbin (Bing) Yao, Ph. D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhengbin (Bing) Yao, Ph. D.	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 25, 2020
Zhengbin (Bing) Yao, Ph. D.

/s/ Mitchell Chan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2020
Mitchell Chan

/s/ Yanling Cao	Director	March 25, 2020
Yanling Cao

/s/ Edward Hu	Director	March 25, 2020
Edward Hu

/s/ Chris Nolet	Director	March 25, 2020
Chris Nolet

/s/ Tyrell Rivers, Ph. D.	Director	March 25, 2020
Tyrell Rivers, Ph. D.

/s/ Pascal Soriot	Director	March 25, 2020
Pascal Soriot

/s/ Sean Tong	Director	March 25, 2020
Sean Tong

/s/ Andreas Wicki, Ph. D.	Director	March 25, 2020
Andreas Wicki, Ph. D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viela Bio, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viela Bio, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Baltimore, Maryland
March 25, 2020

VIELA BIO, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$200,851	$126,898
Marketable securities	113,945	—
Receivable from stockholders	—	12,000
Accounts receivable	30,000	—
Prepaid and other current assets	6,242	456
Total current assets	351,038	139,354
Marketable securities, non-current	31,415	—
Property and equipment, net	1,499	473
Other assets	102	—
Total assets	$384,054	$139,827
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,459	$1,142
Accrued expenses and other current liabilities	9,192	2,769
Related party liability	12,892	12,054
Total current liabilities	29,543	15,965
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock (Series A-1, A-2 and A-3), $.001 par value; no shares authorized, issued and outstanding as of December 31, 2019, and 37,695,912 shares authorized, and 31,225,324 shares issued and outstanding as of December 31, 2018	—	312,253
Total redeemable convertible preferred stock	—	312,253
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and no shares authorized as of December 31, 2019 and 2018, respectively; no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, $.001 par value; 200,000,000 and 41,254,509 shares authorized as of December 31, 2019 and 2018, respectively; 50,617,868 and 10 shares issued and outstanding as of December 31, 2019 and 2018, respectively	51	—
Additional paid-in capital	631,154	1,879
Accumulated other comprehensive income	5	—
Accumulated deficit	(276,699)	(190,270)
Total stockholders’ equity (deficit)	354,511	(188,391)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$384,054	$139,827

The accompanying notes are an integral part of these financial statements.

VIELA BIO, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
License revenue	$50,000	$—
Total revenue	50,000	—
Operating expenses:
Research and development	104,641	42,414
General and administrative	35,050	6,565
Acquisition of in-process research and development	—	143,333
Total operating expenses	139,691	192,312
Loss from operations	(89,691)	(192,312)
Other income:
Interest income	3,262	2,042
Total other income	3,262	2,042
Net loss	$(86,429)	$(190,270)
Net loss per share attributable to common stockholders—basic and diluted	$(7.02)	$(19,027,000)
Weighted average common shares outstanding—basic and diluted	12,309,231	10
Other comprehensive income
Unrealized gains (losses) on marketable securities, net	$5	$—
Total other comprehensive income	5	—
Total comprehensive loss	$(86,424)	$(190,270)

The accompanying notes are an integral part of these financial statements.

VIELA BIO, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

						Accumulated		Total
	Redeemable convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balance at January 1, 2018	—	$—	10	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	—	1,879	—	—	1,879
Issuance of preferred stock	31,225,324	312,253	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(190,270)	(190,270)
Balances at December 31, 2018	31,225,324	312,253	10	—	1,879	—	(190,270)	(188,391)
Stock-based compensation expense	—	—	—	—	3,625	—	—	3,625
Issuance of common stock for stock options exercised	—	—	535,363	1	1,520	—	—	1,521
Issuance of common stock upon vesting of RSAs	—	—	378,789	—	—	—	—	—
Issuance of preferred stock	9,393,382	155,000	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriting discounts, commissions and offering costs	—	—	9,085,000	9	156,918	—	—	156,927
Conversion of preferred stock into common stock	(40,618,706)	(467,253)	40,618,706	41	467,212	—	—	467,253
Unrealized gains (losses) on marketable securities	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(86,429)	(86,429)
Balances at December 31, 2019	—	$—	50,617,868	$51	$631,154	$5	$(276,699)	$354,511

The accompanying notes are an integral part of these financial statements.

VIELA BIO, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(86,429)	$(190,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	184	18
Stock-based compensation expense	3,625	1,879
Acquisition of in-process research and development	—	143,333
Amortization of premiums (discounts) on marketable securities, net	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	—
Prepaid and other assets	(5,888)	(456)
Accounts payable, accrued expenses and related party liability	13,469	15,965
Net cash used in operating activities	(105,049)	(29,531)
Cash flows from investing activities:
Purchase of marketable securities	(161,036)	—
Sales and maturities of marketable securities	15,691	—
Purchase of property and equipment	(1,101)	(491)
Acquisition of in-process research and development	—	(143,333)
Net cash used in investing activities	(146,446)	(143,824)
Cash flows from financing activities:
Proceeds from initial public offering	172,615	—
Proceeds from exercise of common stock options	1,521	—
Proceeds from issuance of redeemable convertible preferred stock	167,000	300,253
Payment of initial public offering costs	(15,688)	—
Net cash provided by financing activities	325,448	300,253
Net increase in cash and cash equivalents	73,953	126,898
Cash and cash equivalents at beginning of period	126,898	—
Cash and cash equivalents at end of year	$200,851	$126,898

Supplemental disclosure of non-cash financing and investing activities:
Receivable from sale of preferred stock	$—	$12,000
Conversion of convertible redeemable preferred stock into common stock	467,253	—
Purchases of property and equipment included in accounts payable	109	—

The accompanying notes are an integral part of these financial statements.

VIELA BIO, INC.

NOTES TO FINANCIAL STATEMENTS

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

In October, 2019, the Company completed an initial public offering (the “IPO”) of its common stock and issued and sold 7,900,000 shares of common stock at a public offering price of $19.00 per share, resulting in gross proceeds of $150,100 and net proceeds of $135,988 after deducting underwriting discounts and commissions and offering expenses of approximately $14,112. In addition, and contemporaneously with the closing of the issuance and sale of the aforementioned shares, the Company issued and sold an additional 1,185,000 shares of common stock, pursuant to the full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of $22,515 and net proceeds of $20,939 after deducting underwriting discounts and commissions of $1,576. Thus, the aggregate gross proceeds to the Company from the IPO were $172,615 and net proceeds after deducting underwriting discounts and commissions and other offering costs, were $156,927. Upon the closing of the IPO, the outstanding shares of series A redeemable convertible preferred stock (the “Series A Preferred Stock”), and series B redeemable convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) converted into an aggregate of 40,618,706 shares of common stock. Upon conversion of the Preferred Stock, the Company reclassified the carrying value of the redeemable convertible preferred stock to common stock and additional paid-in capital.

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

Cash and cash equivalents

Cash equivalents represent highly liquid instruments with an original maturity of 90 days or less at acquisition. Cash and cash equivalents include investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

Marketable Securities

The Company’s marketable securities, consisting of debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholder’s equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the statements of operations and comprehensive loss. Marketable securities that mature within one year from the balance sheet date are classified as current.

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

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the years ended December 31, 2019 and 2018.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing and commercializing transformative treatments for severe inflammation and autoimmune diseases.

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs including fees paid to consultants and clinical research organizations (“CROs”), in connection with nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis.

Costs incurred in purchasing technology or technology licenses are charged immediately to research and development expense if the technology has not reached technological feasibility and has no alternative future uses.

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. A majority of these payments are pass-through payments that are made to AZ Parties due to the existing contracts in place associated with the in-process research and development (“IPR&D”) assets acquired (see Note 8, "Asset acquisition"). The Company, primarily through the AZ Parties outsources a substantial portion of its clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist it with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and/or the period over which clinical investigators or CROs are expected to provide services.

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

For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, the Company accrues expenses on an estimated cost-per-patient basis, based on subject enrollment and activity in each period. The amount of clinical study expense recognized may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, the Company adjusts its rate of clinical expense recognition if actual results differ from the Company’s estimates. The Company’s estimates and assumptions for clinical expense recognition could differ significantly from the Company’s actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Property and equipment

Property and equipment, which consists mainly of laboratory equipment, are carried at cost less accumulated depreciation. Depreciation expense is recognized using straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Machinery and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of lease term or life of asset

Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets either retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 and 2018.

Revenue Recognition for Contracts with Customers

To date, the Company has recognized revenues through commercialization and collaboration agreements.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior periods were prepared and reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 resulted in no cumulative adjustment as the Company had substantially no assets until executing the Asset Acquisition in February 2018 (as described in Note 8, "Asset acquisition") and did not enter into a revenue contract with a customer until May 2019 (as described in Note 14, "Collaboration agreements").

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

Common stock valuations

Prior to the IPO, because there was no public market for our common stock as we were a private company, our board of directors determined the fair value of our common stock by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of our equity performed by a third-party valuation specialist, valuations of comparable peer public companies, sales of our convertible preferred stock, operating and financial performance, the lack of liquidity of our common stock, and general and industry-specific economic outlook. Following our IPO, the closing sale price per share of our common stock as reported on The Nasdaq Global Select Market on the date of grant is used to determine the fair value exercise price per share of our share-based awards to purchase common stock.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2019 and 2018, the Company has established a full valuation allowance with respect to its deferred tax assets.

The Company recognizes the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. The Company does not expect this to change significantly in the next twelve months.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Prior to the IPO, the Company followed the two-class method when computing net loss per share, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s Preferred Stock contains participating rights in any dividend paid by the Company and are deemed to be participating securities. Net income attributable to common stockholders and participating preferred shares is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on net loss per share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Series A and Series B Preferred Stock were anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the year ended December 31, 2018 does not include 31,225,324 shares of Series A Preferred Stock.

Subsequent to the IPO, basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not included in the calculation as their affect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share for the year ended December 31, 2019.

For the years ended December 31, 2019 and 2018, there were no reconciling items between basic and diluted net loss per share.

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

Recently adopted accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. The Company early adopted ASU 2017-01 as of January 1, 2018. The Company applied this standard when evaluating the asset in Note 8.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less at lease inception may be accounted for similar to existing guidance for operating leases today. For public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the guidance will have on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of non-public entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. For all entities, ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

3. Cash, cash equivalents and marketable securities

The following is a summary of the Company’s cash, cash equivalents and available-for-sale marketable securities by significant investment category:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,821	$—	$—	$26,821	$26,821	$—	$—
Level 1
Money market funds	157,777	—	—	157,777	157,777	—	—
Subtotal	157,777	—	—	157,777	157,777	—	—
Level 2
U.S. Treasury securities	9,623	7	—	9,630	—	4,805	4,825
Commercial paper	55,021	4	(9)	55,016	13,050	41,966	—
Corporate debt securities	96,964	28	(25)	96,967	3,203	67,174	26,590
Subtotal	161,608	39	(34)	161,613	16,253	113,945	31,415
Total	$346,206	$39	$(34)	$346,211	$200,851	$113,945	$31,415

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$21,681	$—	$—	$21,681	$21,681	$—	$—
Level 1
Money market funds	105,217	—	—	105,217	105,217	—	—
Total	$126,898	$—	$—	$126,898	$126,898	$—	$—

The maturities of the Company’s long-term marketable securities ranges from one to two years. The Company did not hold any available-for-sale marketable securities as of December 31, 2018.

4. Property and Equipment

The following is a summary of the Company’s property and equipment, at cost:

	December 31,
	2019	2018
Machinery and equipment	$930	$491
Furniture and fixtures	359	—
Leasehold improvements	412	—
Total	1,701	491
Accumulated depreciation and amortization	(202)	(18)
Total, net	$1,499	$473

5. Accrued liabilities and other current liabilities

The following is a summary of the Company’s accrued liabilities and other current liabilities as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Compensation and employee benefits	$4,684	$2,224
Research and development expenses	2,693	61
Consulting and other professional fees	1,475	439
Other	340	45
Total	$9,192	$2,769

6. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders, provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled to vote thereon. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of preferred stock. Through December 31, 2019, no cash dividends had been declared or paid.

7. Convertible redeemable preferred stock

The Preferred Stock converted into an aggregate of 40,618,706 shares of common stock upon the closing of the IPO in October 2019.

At December 31, 2018, the Company’s redeemable convertible preferred stock consisted of the following:

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

Series B Preferred Stock

In June 2019, pursuant to the Series B Preferred Stock Purchase Agreement, by and among the Company and certain purchasers, the Company issued 4,687,500 shares of Series B Preferred Stock at a purchase price of $16.00 per share, resulting in gross proceeds of approximately $75,000 to the Company.

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

Dividends

The Series B preferred stock accrued cumulative dividends on a daily basis at a fixed dividend rate of $1.28 per share per annum payable only when, as and if declared by the Board of Directors of the Company, prior and in preference to any declaration or payment of any dividend on shares of any other class or series of capital stock of the Company (“Accruing Dividends”) unless the holders of the Series B preferred stock first (and Series A preferred stock thereafter) received, or simultaneously received, a dividend in an amount at least equal to the formula included in the Company’s charter which varied based on whether the dividend was on the Common Stock or on any other class or series not convertible into Common Stock. Through October 3, 2019, no dividends had been declared or paid by the Company.

Liquidation

In the event of any liquidation, dissolution or winding-up of the Company or a Deemed Liquidation Event (as defined below), the holders of the Series B preferred stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to stockholders, and before any payment would be made to holders of Series A preferred stock and Common Stock, in an amount per share equal to the original issue price per share, plus all Accruing Dividends accrued but unpaid thereon, whether or not declared, together with all other declared but unpaid dividends thereon. If upon such event, the assets of the Company available for distribution were insufficient to permit payment in full to the holders of Series B preferred stock, the proceeds would be ratably distributed among the holders of Series B preferred stock. After satisfaction of the Series B preferred stock liquidation preference, the holders of the Series A preferred stock were entitled to be paid before any payment shall be made to the holders of Common Stock in an amount equal to the original issue price per share, plus any declared but unpaid dividends thereon. Due to this redemption option, the Preferred Stock was recorded in mezzanine equity and subject to subsequent measurement under the guidance provided under ASC 480-10-S99. In accordance with that guidance, the Company had elected to not recognize any subsequent changes in the redemption value as the Company has determined it was not probable that the Preferred Stock would become redeemable.

After payments have been made in full to the holders of the Preferred Stock, the remaining assets of the Company available for distribution would be distributed among the holders of Preferred Stock and the holders of Common Stock on a pro-rata basis as if the shares of Preferred Stock were converted into Common Stock immediately prior to the liquidation event.

A merger or consolidation involving the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving company shall be considered a Deemed Liquidation Event. A sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company shall also be considered a Deemed Liquidation Event. As of December 31, 2018, the liquidation preference of the outstanding shares of the Preferred Stock was approximately $312,253.

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

8. Asset acquisition

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

9. Stock-based compensation

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of stock options (both incentive and non-statutory), restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of stock-based awards to employees, consultants and directors.

During the years ended December 31, 2019 and 2018, the Company granted stock options that vest over four years and have a maximum contractual term of ten years. The Company also granted restricted stock awards that vest over two years during the year ended December 31, 2018. Vesting is subject to the holder’s continuous service with the Company. The Company reserved 5,541,224 shares of common stock for issuance under the Equity Incentive Plan.

Stock option valuation

The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model as of the date of grant. The fair value of the Company’s option awards granted during the years ended December 31, 2019 and 2018, was estimated using the following assumptions:

	Year Ended December 31,
	2019	2018
Risk-free rate of interest	1.45 - 2.52%	2.87%
Expected term (years)	5.50 - 6.24	6.00
Expected stock price volatility	62.50 - 84.61%	83.30%
Dividend yield	0.00%	0.00%
Weighted average fair value of common stock	$13.75	$2.84

Stock options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Outstanding at December 31, 2018	2,485,650	2.84	9.25
Granted	1,460,520	13.75
Exercised	(535,363)	2.84
Cancelled	(123,550)	3.96
Outstanding at December 31, 2019	3,287,257	7.65	8.82
Exercisable at December 31, 2019	500,647	2.86	8.20
Vested and expected to vest at December 31, 2019	3,287,257	7.65	8.82

No options were vested or exercisable as of December 31, 2018. The weighted average grant date fair value per share of options granted during the years ended December 31, 2019 and 2018 was $9.25 and $1.99, respectively.

The aggregate intrinsic value of options exercised as of December 31, 2019 was approximately $2,100. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2019 was approximately $64,116. The aggregate intrinsic value of options vested and exercisable as of December 31, 2019 was approximately $12,158.

As of December 31, 2019, there was approximately $14,708 total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 3.28 years.

Restricted common stock

The following table summarizes the information about restricted stock awards (“RSA”) outstanding for the year ended December 31, 2019:

	Number of shares	Grant-date fair value
Unvested as of December 31, 2018	757,577	$2.84
Granted	—	—
Vested/Released	(378,789)	2.84
Cancelled	(6,631)	2.84
Unvested as of December 31, 2019	372,157	$2.84

 The restricted stock vests 50% on each anniversary date of the grant, over a two-year period. Vesting is subject to the holder’s continuous service with the Company.

As of December 31, 2019, there was approximately $197 of total unrecognized compensation expense, related to the restricted stock grants, which is expected to be recognized over a weighted average period of 0.25 years.

Stock-based compensation

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was comprised of the following:

	Year Ended December 31,
	2019	2018
Research and development	$1,820	$935
General and administrative	1,805	944
Total stock-based compensation expense	$3,625	$1,879

10. Income taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States. A summary of the Company’s current and deferred tax provision is as follows:

	December 31, 2019	December 31, 2018
Current income tax provision:
Federal	$—	$—
State	—	—
Total current income tax provision	—	—
Deferred income tax benefit:
Federal	(25,926)	(44,529)
State	(5,807)	(12,350)
Total deferred income tax benefit	(31,733)	(56,879)
Change in deferred tax valuation allowance	(31,733)	(56,879)
Total provision for income taxes	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Permanent items	-0.5%	-0.1%
State taxes, net of federal benefit (current)	0.0%	0.0%
State taxes, net of federal benefit (deferred)	6.7%	6.5%
Change in deferred tax asset valuation allowance	-36.7%	-29.9%
Change in prior year credits	-0.3%	0.0%
Current year credits generated	9.8%	2.5%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Stock compensation - NQSO	$185	$67
Charitable contribution carryover	38	5
Accrued bonus	954	557
Accrued vacation	127	31
Other accrued liabilities	—	55
Depreciation	14	5
Capitalized acquired patents	37,448	33,771
Capitalized start-up expenses	5,156	2,167
Cumulative net operating loss	31,536	15,833
R&E credit	13,212	4,738
Total deferred tax assets	88,670	57,229
Deferred tax liabilities:
Stock Compensation - Restricted Shares	(58)	(350)
Total deferred tax liabilities	(58)	(350)
Total net deferred tax assets	88,612	56,879
Less valuation allowance	(88,612)	(56,879)
Deferred tax asset, net of valuation allowance	$—	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $114,601 which may be available to offset future taxable income. As of December 31, 2019, the Company also had U.S. federal and state research and development tax credit carryforwards of $13,212. Federal net operating losses generated in 2018 and future years can be carried forward indefinitely.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s shares at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period. As of December 31, 2019 and 2018, no facts or circumstances arose that affected the Company’s determination as to the full valuation established against the net deferred tax assets.

As of December 31, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the U.S., Maryland and certain other states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present.

11. Benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $581 and $179, during the years ended December 31, 2019 and 2018, respectively.

12. Commitments and contingencies

Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is not currently a party, and its properties are not currently subject, to any legal proceedings that, in the opinion of management, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Milestone and Royalty Payments

At the inception of each license and collaboration agreement with third parties, which may require the Company to make milestone payments, the Company evaluates whether each milestone and royalty payment is substantive and at risk to both parties on the basis of the contingent nature of the milestone and royalty. The Company aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones and royalties. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing a molecule against the specified target. Development milestones are typically reached when a molecule reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones and royalties are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. The Company made a regulatory milestone payment of approximately $19,800 in September 2019, in connection with acceptance for review by the FDA of the Company’s Biologics License Application (“BLA”) for inebilizumab in patients with neuromyelitis optica spectrum disorder (“NMOSD”) in August 2019. For the year ended December 31, 2019, the $19,800 regulatory milestone payment was recorded within research and development expenses on the statement of operations. In addition, the Company expects to pay approximately $20,000 if the BLA is approved by the FDA for NMOSD.

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

Office Lease

In July 2018, the Company entered into an operating lease agreement with a related party for its headquarters in Gaithersburg, Maryland. The lease became effective July 1, 2018 and expires in June 2021 with the option to extend it by one year. Total lease payments under the lease are: $300 for the year ended December 31, 2018; $365 for the year ended December 31, 2019; $376 for the year ending December 31, 2020; and $191 for the remainder of the lease.

In October 2019, the Company entered into an operating lease agreement with a third party for an additional office space in Rockville, Maryland. The lease became effective October 1, 2019 and expires in June 2021. Total lease payments under the lease are: $101 for the year ended December 31, 2019; $407 for the year ending December 31, 2020; and $208 for the remainder of the lease.

In October 2019, the Company entered into an operating lease agreement with a third party for an additional lab space in Rockville, Maryland. The lease became effective October 15, 2019 and expires in February 2025. Total lease payments under the lease are: $11 for the year ended December 31, 2019, $103 for the year ending December 31, 2020; and $573 for the remainder of the lease.

Rent expense was $344 and $170 for years ended December 31, 2019 and 2018, respectively.

Lab Equipment Lease

During December 2019, the Company entered into a non-cancelable lease agreement for lab equipment for payments totaling $1,193 over 60 months. The lease commencement date is subject to the delivery and acceptance of the equipment which is currently uncertain.

13. Related party transactions

In connection with the Asset Acquisition, the Company also entered into certain other agreements with the AZ Parties, including transition services agreement, a clinical supply agreement, a commercial supply agreement, a master supply and development services agreement, and a long-term lease agreement. During the year ended December 31, 2019, the Company incurred $41,934 of costs under these agreements, of which $12,892 is recorded as a related party liability on the Company’s balance sheet as of December 31, 2019. During the year ended December 31, 2018, the Company incurred $32,092 of costs under these agreements, of which $12,054 is recorded as a related party liability on the Company’s balance sheet as of December 31, 2018.

14. Collaboration agreements

Commercial license and collaboration agreement with Hansoh

On May 24, 2019 (the “Hansoh Effective Date”), the Company entered into an exclusive commercial license and collaboration agreement with Hansoh Pharmaceutical Group Company Limited (“Hansoh”). By entering into this agreement, the Company promised to Hansoh the following goods or services:

(i)

deliver an exclusive, sub-licensable, license to commercialize any pharmaceutical product that includes inebilizumab, the Company’s lead product candidate, in the mainland of the People’s Republic of China, Hong Kong and Macau (the “Hansoh Territory”) (the “Hansoh Commercial License”);

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

The Company received a non-refundable upfront payment of $15,000 in June 2019 and an additional $5,000 in December 2019. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $203,000, including up to $180,000 in commercial milestone payments and development milestone payments ranging from $2,000 to $5,000 on an indication-by-indication basis. The Company is also entitled to receive tiered royalties ranging from the low double-digit percentages to the upper-teen percentages on aggregate net sales of any products developed and commercialized in the Territory, subject to customary potential reductions.

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

Under the agreement with Hansoh, in order to evaluate the appropriate transaction price, the Company determined that the upfront payment amount of approximately $20,000 constituted the entire consideration to be included in the transaction price as of the outset of the arrangement. While the Company identified multiple performance obligations, this amount was allocated entirely to the Commercialization License performance obligation as the standalone selling price of the remaining performance obligations was deemed to be immaterial at contract inception. In making this determination, the Company observed that the estimated costs associated with both the FDA Approval and NMPA Approval performance obligations are immaterial in the context of the arrangement with Hansoh. In addition, the Company also observed that significant uncertainty existed at the contract inception date related to whether (i) the Company would pursue any indications that would, in-turn, provide Hansoh with an opportunity to utilize the Opt-In (inclusive of the Co-Development License), (ii) Hansoh would pursue the development of any of the Selected Indications (inclusive of the Co-Development License), and (iii) the likelihood that any development activities would ultimately be successful.

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

Because the entire transaction price was allocated to the Commercialization License performance obligation, which represents functional intellectual property, the Company recognized the associated revenue of $20,000 at the Effective Date. As noted previously, approximately $15,000 of the total upfront payment was received within 30 days after the Effective Date. The remaining $5,000 was received within six months after the Effective Date.

Commercial license and collaboration agreement with Mitsubishi Tanabe Pharma Corporation

On October 8, 2019 (“MTPC Transaction Date”), the Company entered into an exclusive commercial license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”). By entering into this agreement, the Company promised to MTPC the following goods or services:

(i)

to transfer an exclusive, sub-licensable, license to develop and commercialize any pharmaceutical product that includes inebilizumab (“Product”), the Company’s lead product candidate, in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore and Taiwan (“MTPC Territory”) (collectively, the “MTPC License”).

(ii)

at the Company’s discretion, provide MTPC with certain participation rights related to the Company’s development and commercialization of other life cycle management (LCM) uses of inebilizumab in the MTPC Territory, but excluding the NMOSD indication (the “LCM Opt-in”).

In addition, the Company and MTPC formed a joint steering committee (“JSC”) to provide oversight to the activities performed under the agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement. The agreement also includes that the Company and MTPC will enter into separate supply agreements through which the Company shall supply to MTPC the Product for development, commercialization and final manufacturing activities in the MTPC Territory during the term. Certain key terms of the supply agreement were pre-negotiated as part of the initial license agreement. The terms of the supply agreement, which the Company expects to enter into would not include minimum purchase quantities. The Company would supply the Product at a price calculated as a range of percentages of MTPC’s net selling price in the MTPC Territory. The agreement would address the scenario in which the supply price drops below certain levels such that the pricing structure would not result in the Company providing a discount to MTPC that would rise to the level of a material right.

The agreement requires MTPC to pay to the Company a non-refundable upfront payment of $30,000. The entire upfront payment was received in January 2020 and was included within accounts receivable as of December 31, 2019 as the Company had a contractual right to bill for the entire amount as of the balance sheet date. In addition, the Company can receive additional payments upon achieving certain sales milestones related to other LCM indications.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the agreement represents a contract with a customer within the scope of ASC 606. The Company determined that the following promises represent distinct promised services, and therefore, separate performance obligations: (i) the MTPC License and (ii) the LCM Opt-in.

Specifically, in making these determinations, the Company considered the following factors:

•

The MTPC License represents functional intellectual property given the functionality of the MTPC License is not expected to change substantially as a result of the Company’s ongoing activities. To this point, on August 27, 2019, the FDA accepted for review the Company’s BLA for inebilizumab (NMOSD indication).

•

Under the agreement, the Company is not providing any substantive research, development, regulatory or other activities that would transfer a service to MTPC given the status of inebilizumab (NMOSD indication) as a late-stage clinical drug as of the MTPC Transaction Date.

•

MTPC can benefit from the LCM Option together with readily available resources. Further, the Company is not providing a significant service of integration, nor are they significantly modifying or customizing inebilizumab through this promise.

In identifying the appropriate transaction price to allocate to the MTPC License, the Company determined that the upfront payment amount of $30,000 constituted the entire consideration to be included in the transaction price as of the outset of the arrangement. While the Company identified multiple performance obligations, this amount was allocated entirely to the MTPC License performance obligation as the standalone selling price of the remaining performance obligation was deemed to be immaterial at contract inception. In making this determination, the Company observed that significant uncertainty existed at the MTPC Transaction Date related to whether the Company would pursue any LCM indications that would, in-turn, provide MTPC with an opportunity to utilize the LCM Opt-in.

The potential first commercial sale milestone payments related to a Product for each LCM Indication in Japan were excluded from the transaction price as these payments were determined to be subject to the sales-based royalty exception. A portion of the price of Product supplied to MTPC, which is calculated as a range of percentages of MTPC’s net selling price in the MTPC Territory, will also be subject to the sales-based royalty exception.

Because the entire transaction price was allocated to the MTPC License performance obligation, which represents functional intellectual property, the Company recognized the associated revenue of $30,000 at the MTPC Transaction Date.

15. Quarterly financial information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2019
Revenues	$—	$20,000	$—	$30,000
Loss from operations	(21,652)	(6,107)	(48,930)	(13,002)
Net loss	(20,976)	(5,473)	(48,410)	(11,569)
Net loss per share, basic and diluted	(167.38)	(8.94)	(64.59)	(0.24)
Year Ended December 31, 2018
Revenues	$—	$—	$—	$—
Loss from operations	(147,392)	(12,902)	(16,329)	(15,688)
Net loss	(147,291)	(12,244)	(15,682)	(15,053)
Net loss per share, basic and diluted	(14,729,074)	(1,224,372)	(1,568,200)	(1,505,319)