Form 10-Q
period 2020-03-31
Viela Bio, Inc.
filed 2020-05-13
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 50,997,300 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIELA BIO, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$163,575	$200,851
Marketable securities	151,255	113,945
Accounts receivable	—	30,000
Prepaid and other current assets	6,475	6,242
Total current assets	321,305	351,038
Marketable securities, non-current	20,355	31,415
Property and equipment, net	1,495	1,499
Other assets	102	102
Total assets	$343,257	$384,054
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,380	$7,459
Accrued expenses and other current liabilities	9,527	9,192
Related party liability	9,929	12,892
Total current liabilities	26,836	29,543
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 50,997,300 and 50,617,868 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	51	51
Additional paid-in capital	633,967	631,154
Accumulated other comprehensive income (loss)	(121)	5
Accumulated deficit	(317,476)	(276,699)
Total stockholders’ equity	316,421	354,511
Total liabilities and stockholders’ equity	$343,257	$384,054

The accompanying notes are an integral part of these unaudited financial statements.

VIELA BIO, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$26,829	$16,615
General and administrative	15,282	5,037
Total operating expenses	42,111	21,652
Loss from operations	(42,111)	(21,652)
Other income:
Interest income	1,334	676
Total other income	1,334	676
Net loss	$(40,777)	$(20,976)
Net loss per share attributable to common stockholders—basic and diluted	$(0.80)	$(167.38)
Weighted average common shares outstanding—basic and diluted	50,752,998	125,315
Other comprehensive loss
Unrealized gains (losses) on marketable securities, net	$(126)	$—
Total other comprehensive loss	(126)	—
Total comprehensive loss	$(40,903)	$(20,976)

The accompanying notes are an integral part of these unaudited financial statements.

VIELA BIO, INC. STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

								Accumulated		Total
	Redeemable convertible preferred stock						Additional	other		stockholders'
	Series A-1		Series A-2		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balances at January 1, 2020	—	$—	—	$—	50,617,868	$51	$631,154	$5	$(276,699)	$354,511
Stock-based compensation expense	—	—	—	—	—	—	2,711	—	—	2,711
Issuance of common stock for stock options exercised	—	—	—	—	22,275	—	102	—	—	102
Issuance of common stock upon vesting of RSAs	—	—	—	—	357,157	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	—	(40,777)	(40,777)
Balances at March 31, 2020	—	$—	—	$—	50,997,300	$51	$633,967	$(121)	$(317,476)	$316,421

Balances at January 1, 2019	14,225,324	$142,253	17,000,000	$170,000	10	$—	$1,879	$—	$(190,270)	$(188,391)
Stock-based compensation expense	—	—	—	—	—	—	639	—	—	639
Issuance of common stock upon vesting of RSAs	—	—	—	—	363,789	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,976)	(20,976)
Balances at March 31, 2019	14,225,324	$142,253	17,000,000	$170,000	363,799	$—	$2,518	$—	$(211,246)	$(208,728)

The accompanying notes are an integral part of these unaudited financial statements.

VIELA BIO, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,777)	$(20,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	46
Stock-based compensation expense	2,711	639
Amortization of premium (discount) on marketable securities, net	(18)	—
Changes in operating assets and liabilities:
Accounts receivable	30,000	—
Prepaid and other current assets	(233)	(73)
Accounts payable, accrued expenses and related party liability	(2,660)	1,460
Net cash used in operating activities	(10,871)	(18,904)
Cash flows from investing activities:
Purchase of marketable securities	(46,242)	—
Sales and maturities of marketable securities	19,884	—
Purchase of property and equipment	(149)	(26)
Net cash used in investing activities	(26,507)	(26)
Cash flows from financing activities:
Proceeds from exercise of common stock options	102	—
Proceeds from issuance of redeemable convertible preferred stock	—	12,000
Net cash provided by financing activities	102	12,000
Net decrease in cash and cash equivalents	(37,276)	(6,930)
Cash and cash equivalents at beginning of period	200,851	126,898
Cash and cash equivalents at end of period	$163,575	$119,968

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable	62	—

The accompanying notes are an integral part of these unaudited financial statements.

VIELA BIO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the business and basis of presentation

Viela Bio, Inc. (“Viela” or the “Company”) is a clinical-stage biotechnology research and development company pioneering and advancing treatments for severe inflammation and autoimmune diseases by selectively targeting shared critical pathways that are the root cause of disease. The Company was incorporated on December 11, 2017 under the laws of the State of Delaware. The Company’s lead product candidate, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, the Company reported positive pivotal clinical trial data for inebilizumab in patients with NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. The Company received Breakthrough Therapy Designation for the treatment of this disease from the FDA in April 2019 and in August 2019, the FDA accepted for review the Company’s BLA for inebilizumab. The FDA set a PDUFA date of June 11, 2020. In addition, the Company has a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including myasthenia gravis, IgG4-related disease, Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, the Company initiated a separate Phase 2 trial in kidney transplant rejection. In light of the COVID-19 pandemic, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company has paused enrollment of new patients in certain of its clinical trials, including its Phase 2b trial of VIB4920 in Sjogren’s syndrome and its Phase 2 trial of VIB4920 in kidney transplant rejection.

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

In October, 2019, the Company completed an initial public offering (the “IPO”) of its common stock and issued and sold 9,085,000 shares of common stock, which included 1,185,000 shares issued in pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $172,615 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $156,927. Upon the closing of the IPO, the outstanding shares of series A redeemable convertible preferred stock (the “Series A Preferred Stock”), and series B redeemable convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”)  converted into an aggregate of 40,618,706 shares of common stock.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31. 2019, as filed with the SEC on March 25, 2020 (the “Form 10-K”) . The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

Prior to the IPO, the Company followed the two-class method when computing net loss per share, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s Preferred Stock contained participating rights in any dividend paid by the Company and were deemed to be participating securities. Net income attributable to common stockholders and participating preferred shares is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on net loss per share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Series A and Series B Preferred Stock were anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2019 does not include 31,225,324 shares of Series A Preferred Stock.

Subsequent to the IPO, basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not included in the calculation as their affect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, there were no reconciling items between basic and diluted net loss per share

Recently adopted accounting pronouncements

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. The Company adopted this guidance effective January 1, 2020. The adoption of the standard did not have an impact on the Company’s financial statements.

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

3. Cash, cash equivalents and marketable securities

The following is a summary of the Company’s cash, cash equivalents and available-for-sale marketable securities by significant investment category (unaudited):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$28,972	$—	$—	$28,972	$28,972	$—	$—
Level 1
Money market funds	126,131	—	—	126,131	126,131	—	—
Subtotal	126,131	—	—	126,131	126,131	—	—
Level 2
U.S. Treasury securities	17,702	164	—	17,866	—	8,119	9,747
Commercial paper	53,614	43	(4)	53,653	8,472	45,181	—
Corporate debt securities	108,887	38	(362)	108,563	—	97,955	10,608
Subtotal	180,203	245	(366)	180,082	8,472	151,255	20,355
Total	$335,306	$245	$(366)	$335,185	$163,575	$151,255	$20,355

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,821	$—	$—	$26,821	$26,821	$—	$—
Level 1
Money market funds	157,777	—	—	157,777	157,777	—	—
Subtotal	157,777	—	—	157,777	157,777	—	—
Level 2
U.S. Treasury securities	9,623	7	—	9,630	—	4,805	4,825
Commercial paper	55,021	4	(9)	55,016	13,050	41,966	—
Corporate debt securities	96,964	28	(25)	96,967	3,203	67,174	26,590
Subtotal	161,608	39	(34)	161,613	16,253	113,945	31,415
Total	$346,206	$39	$(34)	$346,211	$200,851	$113,945	$31,415

The maturities of the Company’s long-term marketable securities ranges from one to two years.

4. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders, provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled to vote thereon. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of preferred stock. Through March 31, 2020, no cash dividends had been declared or paid.

5. Redeemable convertible preferred stock

Prior to the IPO, the authorized capital stock of the Company included 40,618,706 shares of Preferred Stock, of which 35,931,206 shares were designated as Series A Preferred Stock and, 4,687,500 shares were designated as Series B Preferred Stock. Upon the closing of the IPO, the Company’s outstanding Preferred Stock converted into 40,618,706 shares of common stock.

6. Stock-based compensation

During the three months ended March 31, 2020, the Company granted 1,390,357 stock options with a weighted average exercise price of $40.79 per share and a weighted average grant date fair value of $22.39 per share that vest over four years and have a maximum contractual term of ten years. Vesting is subject to the holder’s continuous service with the Company. The Company reserved 7,565,938 shares of common stock for issuance under the Equity Incentive Plan.

As of March 31, 2020, there was approximately $42,628 total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 3.64 years.

During the three months ended March 31, 2020, 357,157 restricted stock awards were vested.

As of March 31, 2020, there was approximately $20 of total unrecognized compensation expense, related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.48 years.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was comprised of the following (unaudited):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,643	$334
General and administrative	1,068	305
Total	$2,711	$639

7. Income taxes

During the three months ended March 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of March 31, 2020 and December 31, 2019, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the U.S., Maryland and certain other states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is examining the impact that the CARES Act may have on its business. The Company is also evaluating its ability to use the refundable payroll tax credits and deferment of employer side social security payments. The Company does not believe that the income tax modifications mentioned above will affect its deferred tax assets or liabilities based on the Company’s facts and circumstances.

8. Benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $339 and $156, during the three months ended March 31, 2020 and 2019, respectively.

9. Commitments and contingencies

Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is not currently a party, and its properties are not currently subject, to any legal proceedings that, in the opinion of management, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Milestone and Royalty Payments

At the inception of each license and collaboration agreement with third parties, which may require the Company to make milestone payments, the Company evaluates whether each milestone and royalty payments are substantive and at risk to both parties on the basis of the contingent nature of the milestone and royalty. The Company aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones and royalties. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing a molecule against the specified target. Development milestones are typically reached when a molecule reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones and royalties are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. The Company expects to pay approximately $20,000 if the Biologics License Application (“BLA”) is approved by the U.S. Food and Drug Administration (the “FDA”) for NMOSD.

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

Office Leases

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

Rent expense was $154 and $51 for the three months ended March 31, 2020 and 2019, respectively.

Lab Equipment Lease

During December 2019, the Company entered into a non-cancelable lease agreement for lab equipment for payments totaling $1,193 over 60 months. The lease commencement date is subject to the delivery and acceptance of the equipment which is anticipated in the second quarter of 2020.

10. Related party transactions

In connection with the acquisition of a portfolio of clinical molecules and pre-clinical molecules for potential therapies for autoimmune diseases and inflammation from MedImmune, LLC, MedImmune Limited (collectively, “MedImmune”), and AstraZeneca Collaboration Ventures, LLC (together with MedImmune, the “AZ Parties”), the Company also entered into certain other agreements with the AZ Parties, including transition services agreement, a clinical supply agreement, a commercial supply agreement, a master supply and development services agreement, and a long-term lease agreement. During the three months ended March 31, 2020, the Company incurred $9,062 of costs under these agreements. As of March 31, 2020, $9,929 is recorded as a related party liability on the Company’s balance sheet. During the three months ended March 31, 2019, the Company incurred $9,831 of costs under these agreements.

11. Collaboration agreements

Commercial license and collaboration agreement with Hansoh

On May 24, 2019 (the “Hansoh Effective Date”), the Company entered into an exclusive commercial license and collaboration agreement with Hansoh Pharmaceutical Group Company Limited (“Hansoh”). By entering into this agreement, among other things, the Company promised to deliver to Hansoh an exclusive, sub-licensable, license to commercialize any pharmaceutical product that includes inebilizumab, the Company’s lead product candidate, in the mainland of the People’s Republic of China, Hong Kong and Macau.

The Company received a non-refundable upfront payment of $15,000 in June 2019 and an additional $5,000 in December 31, 2019. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $203,000, including up to $180,000 in commercial milestone payments and development milestone payments ranging from $2,000 to $5,000 on an indication-by-indication basis and is also entitled to receive tiered royalties ranging from the low double-digit percentages to the upper-teen percentages on aggregate net sales of any products developed and commercialized in the Hansoh Territory, subject to customary potential reductions.

As a result of the Hansoh transaction, the Company recognized the associated revenue of $20,000 at the Hansoh Effective Date. As noted previously, approximately $15,000 of the total upfront payment was received within 30 days after the Hansoh Effective Date. The remaining $5,000 was received within six months after the Hansoh Effective Date.

Commercial license and collaboration agreement with Mitsubishi Tanabe Pharma Corporation

On October 8, 2019 (“MTPC Transaction Date”), the Company entered into an exclusive commercial license agreement with Mitsubishi Tanabe Pharma Corporation (“MTPC”). By entering into this agreement, among other things, the Company promised to transfer to MTPC an exclusive, sub-licensable, license to develop and commercialize any pharmaceutical product that includes inebilizumab, in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore and Taiwan.

The agreement required MTPC to pay to the Company a non-refundable upfront payment of $30,000. The entire upfront payment was received in January 2020 and was included within accounts receivable as of December 31, 2019 as the Company had a contractual right to bill for the entire amount as of December 31, 2019 and the Company recognized the associated revenue of $30,000 at the MTPC Transaction Date. In addition, the Company can receive additional payments upon achieving certain sales milestones related to other LCM indications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with Securities and Exchange Commission, or SEC, on March 25, 2020 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting pre-clinical studies and clinical trials, conducting pre-commercial and commercial launch activities, and securing manufacturing for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from private placement of convertible preferred stock, the initial public offering of our common stock (the “IPO”) and collaboration agreements.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs, and employee payroll expense, professional services expense and other administrative expenses included in general and administrative expenses. Our net loss was $40.8 million and $21.0 million for the three months ended March 31, 2020 and 2019, respectively. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our clinical trials and our expenditures related to other research and development activities, as well as the timing of collaboration agreements and any future commercialization success. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through pre-clinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

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

In May 2020, we announced positive interim results from our Phase 1b trial of VIB7734 in patients with cutaneous lupus erythematosus (“CLE”). This Phase 1b clinical trial enrolled a total of 31 patients in three cohorts of patients and is designed to evaluate the safety and tolerability of VIB7734 when given by three monthly subcutaneous doses at escalating dose levels. Cohort 1 enrolled patients with several autoimmune diseases thought to be driven by plasmacytoid dendritic cell (“pDCs”). Cohorts 2 and 3 enrolled patients with CLE. In cohorts 2 and 3, skin biopsies were taken before and after treatment to enumerate pDCs and measure interferon mediated gene expression. A clinical disease activity score was also periodically measured in cohorts 2 and 3. The primary endpoint was safety and tolerability. Additional endpoints included pDC depletion in peripheral blood and skin lesions of patients with CLE, and Cutaneous Lupus Erythematosus Disease Area and Severity Index (CLASI) scores. Interim results included safety data from cohorts 1, 2 and a subset of patients in cohort 3, pharmacodynamics results from cohort 2, and CLASI results from cohort 2 and a subset of patients in cohort 3. As of the date of database lock (April 24, 2020), which occurred after all skin biopsies in cohort 2 had been analyzed, we observed rates of adverse events comparable to placebo control across all cohorts and consistent with the Phase 1a trial of VIB7734. Results also indicated potent depletion of pDC both in peripheral blood and in inflamed CLE skin lesion biopsies in cohort 2, and a dose-dependent, increased proportion of subjects with reductions in CLASI scores of 4 points or more compared to placebo in cohorts 2 and 3. While the trial was not powered to detect statistically significant changes in pDC depletion or the CLASI scores between placebo and treatment arms, reductions in CLASI scores of 4 points or more compared to baseline are considered to be clinically meaningful.  Based on these positive interim results, we intend, subject to regulatory feedback, to progress to Phase 2 clinical trials in other diseases that are also driven by interferons and other pro inflammatory cytokines secreted by pDCs. These data are preliminary and subject to change as further analyses are conducted.  In addition, the clinical trial in cohort 3 is ongoing and the interim data from this cohort represents only a subset of the patients enrolled in the cohort. The interim data from cohort 3 are expected to change as further patient follow up occurs and more patient data become available.

In April 2020, our board of directors (the “Board”) elected Rachelle Jacques to the Board as a Class I director, effective May 1, 2020, for a term to continue until the 2020 annual meeting of our stockholders and thereafter until Ms. Jacques’ successor has been elected and qualified or until her earlier death, resignation or removal. Ms. Jacques currently serves as the Chief Executive Officer at Enzyvant Therapeutics, Inc., a biopharmaceutical company focused on developing therapies for patients with rare diseases.

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjogren’s syndrome, our Phase 2 trial of VIB4920 in kidney transplant rejection, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. Our ability to re-open enrollment in these clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in each of these clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. A majority of these payments are pass-through payments that are made to MedImmune and AstraZeneca pursuant to the existing contracts in place associated with the IPR&D assets acquired. Through our agreements with MedImmune and AstraZeneca, we outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements relating to our product candidates.

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

Results of Operations

Comparison of the Three Month Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$26,829	$16,615	$10,214
General and administrative	15,282	5,037	10,245
Total operating expenses	42,111	21,652	20,459
Loss from operations	(42,111)	(21,652)	(20,459)
Other income
Interest income	1,334	676	658
Total other income	1,334	676	658
Net loss	$(40,777)	$(20,976)	$(19,801)

Research and Development Expenses.    Research and development expenses were $26.8 million and $16.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $10.2 million was primarily driven by an increases of $4.2 million in personnel related costs due to an increase in headcount, and $6.0 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and pending approval process, potential U.S. commercial launch and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920.

General and Administrative Expenses.    General and administrative expenses were $15.3 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $10.2 million was due primarily to increases of $5.2 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, $3.1 million in professional services related to accounting services, corporate legal fees and patent legal fees, and $2.0 million of facility related and other administrative expenses

Interest Income.    Interest income was $1.3 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $0.7 million was due primarily to higher cash and cash equivalents and marketable securities held during the three months ended March 31, 2020 compared to the corresponding period in 2019.

Liquidity and Capital Resources

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2020, we had cash and cash equivalents of $163.6 million.

The following table sets forth a summary of the net cash flow activity for each period presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,871)	$(18,904)
Investing activities	(26,507)	(26)
Financing activities	102	12,000
Net increase (decrease) in cash	$(37,276)	$(6,930)

Operating Activities

Net cash used in operating activities was $10.9 million and $18.9 million for the three months ended March 31, 2020 and 2019, respectively. The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to our net loss of $40.8 million, partially offset by non-cash charges of $2.8 million related to depreciation, stock-based compensation expense and net amortization of premiums and discounts on marketable securities, and cash provided by changes in our operating assets and liabilities of $27.1 million. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to our net loss of $21.0 million, partially offset by non-cash charges of $0.7 million related to stock-based compensation expense and depreciation and cash provided by changes in our operating assets and liabilities of $1.4 million.

Investing Activities

Net cash used in investing activities was $26.5 million for the three months ended March 31, 2020. The net cash used in investing activities was primarily due to purchases, sales and maturities of marketable securities and purchase of property and equipment. The net cash used in investing activities for the three months ended March 31, 2019 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2020 due to proceeds from exercise of stock options. Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2019 due to proceeds from the issuance of series A-2 redeemable convertible preferred stock.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements into mid-year 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report. There have been no significant changes to the table contained therein as of March 31, 2020.

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

A summary of our significant accounting policies is provided in Note 2 to our financial statements included in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2020.

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

We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and March 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is examining the impact that the CARES Act may have on its business. The Company is also evaluating its ability to use the refundable payroll tax credits and deferment of employer side social security payments. The Company does not believe that the income tax modifications mentioned above will affect its deferred tax assets or liabilities based on the Company’s facts and circumstances

Emerging Growth Company Status

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

We have incurred significant operating losses since our inception, including an operating loss of $40.8 million and $21.0 million for the three months ended March 31, 2020 and 2019, respectively. To date, we have financed our operations through private placements of our preferred stock and the IPO. We have not commercialized any products and have never generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The operating losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2020, we had $163.6 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations into mid-year 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

We have three product candidates in various stages of clinical development and two product candidates in the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. We submitted a BLA to the FDA for inebilizumab in June 2019, which the FDA accepted for review in August 2019. The FDA set a PDUFA date of June 11, 2020. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome, which is designed as Phase 3-enabling, and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. Our Phase 1b multiple ascending dose trial for VIB7734 is ongoing and in May 2020, we announced positive interim results from Phase 1b trial for VIB7734. We also have pre-clinical product candidates that will need to progress through IND-enabling studies prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For example, in a Phase 1b trial, we observed that VIB4920 decreased disease activity in patients with rheumatoid arthritis. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. There is no assurance that VIB4920 will have a similar impact on disease activity in such Phase 2b and Phase 2 trials.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

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

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company, and, as of March 31, 2020, had 147 employees. We are highly dependent on the research and development, clinical and business development expertise of Zhengbin (Bing) Yao, Ph.D., our President and Chief Executive Officer, and Jörn Drappa, M.D., Ph.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

We or the third parties upon which we depend may be adversely affected by earthquakes or other natural disasters and/or health epidemics and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Earthquakes or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, health epidemic, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters and/or lab space, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjogren’s syndrome, our Phase 2 trial of VIB4920 in kidney transplant rejection, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. Our ability to re-open enrollment in these clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in each of these clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses stockholders.

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

Our executive officers, directors and principal stockholders and their affiliates, if they choose to act together, will continue to have the ability to exercise significant influence over all matters submitted to stockholders for approval.

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

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Substantially all of our pre-IPO stockholders were subject to lock-up agreements with the underwriters of the IPO that restricted their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock until March 31, 2020. The lock-up agreements limited the number of shares of common stock that may be sold immediately following the IPO. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our Amended and Restated 2018 Equity Incentive Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

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

Our third amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2020 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

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

We had not used any of the net proceeds from the IPO as of March 31, 2020. We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 4, 2019.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2020.

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

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Viela Bio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIELA BIO, INC.

Date: May 13, 2020	By:	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2020	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)