Form 10-Q
period 2020-06-30
Viela Bio, Inc.
filed 2020-08-12
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 54,724,991 shares of common stock, $0.001 par value per share, outstanding.

All brand names, trademarks or service marks appearing in this quarterly report are the property of their respective owners. The Registrant’s use or display of another party’s trademark, service mark, trade dress or product in this quarterly report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of, the registrant by such other party.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in in this Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain regulatory approval of UpliznaTM, and if approved, our other product candidates;
•	our ability to successfully commercialize and market UpliznaTM, and if approved, our other product candidates;
•	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•	the potential market size, opportunity and growth potential for UpliznaTM, and if approved, our other product candidates;
•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize UpliznaTM outside the United States, and if approved, our other product candidates;
•	our ability to obtain funding for our operations;
•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit and enroll suitable patients in our clinical trials;
•	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•	the reimbursement for UpliznaTM and, if approved, our other product candidates;
•	the degree of market acceptance of UpliznaTM and/or our other product candidates by physicians, patients, third-party payors and others in the medical community;
•	the rate and degree of market acceptance of UpliznaTM, and if approved, our other product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	developments relating to our competitors and our industry;
•	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our clinical trials, commercialization efforts, business operations and funding requirements; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIELA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$131,551	$200,851
Marketable securities	293,995	113,945
Accounts receivable	—	30,000
Prepaid and other current assets	11,261	6,242
Total current assets	436,807	351,038
Marketable securities, non-current	22,832	31,415
Property and equipment, net	1,517	1,499
Capital lease assets	1,017	—
Intangible assets	19,700	—
Other assets	122	102
Total assets	$481,995	$384,054
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,337	$7,459
Accrued expenses and other current liabilities	29,930	9,192
Related party liability	4,490	12,892
Capital lease liability - current	184	—
Total current liabilities	40,941	29,543
Capital lease liability - non-current	836	—
Total liabilities	41,777	29,543
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 54,722,948 and 50,617,868 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	54	51
Additional paid-in capital	795,842	631,154
Accumulated other comprehensive income	655	5
Accumulated deficit	(356,333)	(276,699)
Total stockholders’ equity	440,218	354,511
Total liabilities and stockholders’ equity	$481,995	$384,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License revenue	$—	$20,000	$—	$20,000
Total revenue	—	20,000	—	20,000
Operating expenses:
Research and development	25,412	16,811	52,241	33,426
General and administrative	14,408	9,296	29,690	14,333
Total operating expenses	39,820	26,107	81,931	47,759
Loss from operations	(39,820)	(6,107)	(81,931)	(27,759)
Other income:
Interest income	963	634	2,297	1,310
Total other income	963	634	2,297	1,310
Net loss	$(38,857)	$(5,473)	$(79,634)	$(26,449)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(8.94)	$(1.55)	$(72.06)
Weighted average common shares outstanding—basic and diluted	52,212,006	612,059	51,482,502	367,041
Other comprehensive income
Unrealized gains on marketable securities, net	$776	$—	$650	$—
Total other comprehensive income	776	—	650	—
Total comprehensive loss	$(38,081)	$(5,473)	$(78,984)	$(26,449)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

										Accumulated		Total
	Redeemable convertible preferred stock								Additional	other		stockholders'
	Series A-1		Series A-2		Series B		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balances at April 1, 2020	—	$—	—	$—	—	$—	50,997,300	$51	$633,967	$(121)	$(317,476)	$316,421
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,086	—	—	3,086
Issuance of common stock for stock options exercised	—	—	—	—	—	—	125,648	—	454	—	—	454
Issuance of common stock, net	—	—	—	—	—	—	3,600,000	3	158,335	—	—	158,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	776	—	776
Net loss	—	—	—	—	—	—	—	—	—	—	(38,857)	(38,857)
Balances at June 30, 2020	—	$—	—	$—	—	$—	54,722,948	$54	$795,842	$655	$(356,333)	$440,218

Balances at April 1, 2019	14,225,324	$142,253	17,000,000	$170,000	—	$—	363,799	$—	$2,518	$—	$(211,246)	$(208,728)
Stock-based compensation expense	—	—	—	—	—	—	—	—	648	—	—	648
Issuance of common stock for stock options exercised	—	—	—	—	—	—	360,996	—	1,025	—	—	1,025
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	8	1	(1)	—	—	—
Issuance of preferred stock	—	—	—	—	4,687,500	75,000						—
Net loss	—	—	—	—	—	—	—	—	—	—	(5,473)	(5,473)
Balances at June 30, 2019	14,225,324	$142,253	17,000,000	$170,000	4,687,500	$75,000	724,803	$1	$4,190	$—	$(216,719)	$(212,528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

										Accumulated		Total
	Redeemable convertible preferred stock								Additional	other		stockholders'
	Series A-1		Series A-2		Series B		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit
Balances at January 1, 2020	—	$—	—	$—	—	$—	50,617,868	$51	$631,154	$5	$(276,699)	$354,511
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,797	—	—	5,797
Issuance of common stock for stock options exercised	—	—	—	—	—	—	147,923	—	556	—	—	556
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	357,157	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	3,600,000	3	158,335	—	—	158,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	650	—	650
Net loss	—	—	—	—	—	—	—	—	—	—	(79,634)	(79,634)
Balances at June 30, 2020	—	$—	—	$—	—	$—	54,722,948	$54	$795,842	$655	$(356,333)	$440,218

Balances at January 1, 2019	14,225,324	$142,253	17,000,000	$170,000	—	$—	10	$—	$1,879	$—	$(190,270)	$(188,391)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,287	—	—	1,287
Issuance of common stock for stock options exercised	—	—	—	—	—	—	360,996	—	1,025	—	—	1,025
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	363,797	1	(1)	—	—	—
Issuance of preferred stock	—	—	—	—	4,687,500	75,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(26,449)	(26,449)
Balances at June 30, 2019	14,225,324	$142,253	17,000,000	$170,000	4,687,500	$75,000	724,803	$1	$4,190	$—	$(216,719)	$(212,528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(79,634)	$(26,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	25
Stock-based compensation expense	5,797	1,287
Amortization of premium on marketable securities, net	80	—
Amortization of capital lease asset	17	—
Changes in operating assets and liabilities:
Accounts receivable	30,000	(5,000)
Prepaid and other assets	(5,032)	(418)
Accounts payable and other liabilities	(8,983)	4,899
Net cash used in operating activities	(57,562)	(25,656)
Cash flows from investing activities:
Purchase of marketable securities	(237,792)	—
Sales and maturities of marketable securities	66,895	—
Purchase of property and equipment	(296)	(60)
Net cash used in investing activities	(171,193)	(60)
Cash flows from financing activities:
Proceeds from exercise of common stock options	549	856
Proceeds from issuance of redeemable convertible preferred stock	—	87,000
Proceeds from issuance of common stock	169,200	—
Payments of common stock offering costs	(10,280)	—
Payments of capital lease liability	(14)	—
Net cash provided by financing activities	159,455	87,856
Net (decrease) increase in cash and cash equivalents	(69,300)	62,140
Cash and cash equivalents at beginning of period	200,851	126,898
Cash and cash equivalents at end of period	$131,551	$189,038

Supplemental disclosure of non-cash financing and investing activities:
Receivable from sale of preferred stock	$—	$169
Purchases of property and equipment included in accounts payable and accrued expenses	24	—
Milestone payments for in-licensed rights included in accounts payable and accrued expenses	19,700
Receivable from exercise of common stock options	7	—
Common stock offering costs included in accounts payable and accrued expenses	582	—
Capital lease assets obtained in exchange for capital lease liabilities	1,034	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the business and basis of presentation

Viela Bio, Inc. (“Viela” or the “Company”) is a biotechnology research and development company pioneering and advancing treatments for severe inflammation and autoimmune diseases by selectively targeting shared critical pathways that are the root cause of disease. The Company was incorporated on December 11, 2017 under the laws of the State of Delaware. The Company’s lead molecule, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, the Company reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. The Company received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration (the “FDA”) in April 2019 and in August 2019, the FDA accepted for review the Company’s Biologics License Application (“BLA”) for inebilizumab. On June 11, 2020, the FDA approved UpliznaTM (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. The Company commercially launched UpliznaTM following the FDA approval in June.

In addition, the Company has a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, the Company initiated a separate Phase 2 trial in kidney transplant rejection. In light of the COVID-19 pandemic, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company has paused enrollment of new patients in certain of its clinical trials, including its Phase 2b trial of VIB4920 in Sjögren’s syndrome, which the Company anticipates resuming in the fourth quarter of 2020.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successfully commercializing its approved product UpliznaTM for the treatment of patients with NMOSD, ability to secure additional capital to fund operations, completion and success of clinical testing, compliance with applicable governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. The Company expects to continue to incur expenses related to commercialization activities, including marketing expenses, as well as manufacturing and distribution costs for UpliznaTM for treatment in patients in the US with NMOSD. Drug candidates currently under development will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities.

In October 2019, the Company completed an initial public offering (the “IPO”) of its common stock and issued and sold 9,085,000 shares of common stock, which included 1,185,000 shares issued in pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $172,615 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $156,927. Upon the closing of the IPO, the outstanding shares of series A redeemable convertible preferred stock (the “Series A Preferred Stock”), and series B redeemable convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) converted into an aggregate of 40,618,706 shares of common stock.

In June 2020, the Company completed an underwritten public offering of its common stock and issued and sold 3,600,000 shares of common stock, at a public offering price of $47.00 per share, for aggregate gross proceeds of $169,200 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $158,338.

In April 2020, Viela Bio BV, a wholly-owned subsidiary of the Company (the “Subsidiary”), was established as a legal entity domiciled in the Netherlands, for the purpose of import and export of drug substances and drug products in connection with development and commercialization of medicines. The Subsidiary did not have any operations during the interim period and as of June 30, 2020.

COVID-19

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, the Company is not experiencing significant impact or delays from COVID-19 on its business, operations and commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company has paused enrollment of new patients in certain of its clinical trials, including its Phase 2b trial of VIB4920 in Sjögren’s syndrome, its Phase 2 trial of VIB4920 in rheumatoid arthritis and its Phase 2 trial of inebilizumab in kidney transplant desensitization. The Company’s ability to re-open enrollment, and continue enrollment, in these clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at its clinical trial sites. Furthermore, the Company’s ability to re-open enrollment in each of these clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, the Company will continue to monitor carefully the situation with respect to each of its clinical trials and follow guidance from local and federal health authorities. The Company anticipates resuming enrollment of patients in its Phase 2b trial of VIB4920 in Sjögren’s syndrome and its Phase 2 trial of VIB4920 in rheumatoid arthritis in the fourth quarter of 2020. Furthermore, with respect to the Company’s commercial launch of UpliznaTM, the Company believes that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians. The Company plans to continue to adapt its commercialization efforts to address the uncertainty presented by this treatment environment.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 25, 2020 (the “Form 10-K”) . The results for any interim period are not necessarily indicative of results to be expected for any other interim periods or for a full fiscal year.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the recognition of research and development expenses based on when services are performed, the valuations of share based compensation arrangements, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Revenue Recognition for Contract with Customers

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation

Product Revenues, net

The Company’s contracts with its specialty distributor (the “SD”) and specialty pharmacy (the “SP”), referred to as its customers, are within the scope of ASC 606. Contractual performance obligations are limited to transfer of control of UpliznaTM  to the customer. The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, in our consolidated financial statements upon transfer of control of UpliznaTM to the customer. The transfer of control occurs at a point-in-time upon the customer’s receipt of the product after considering when the customer obtains legal title to the product and the customer has accepted the product. At this point, customers can direct the use of and obtain substantially all of the remaining benefits of the product.

The customer is initially invoiced at the contractual list price for UpliznaTM. Revenue is reduced from contractual list price at the time of recognition for expected chargebacks, rebates, discounts, and certain fees, which are referred to as gross to net adjustments, or GTN adjustments. These reductions are primarily attributed to government programs such as the Federal Supply Schedule, Tricare, Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts and pricing protection below the wholesaler list price. In addition, the reductions also include expected copay assistance for commercially insured patients, prompt-pay discounts and certain fees paid to the specialty distributor and specialty pharmacy based on contractually determined rates. The GTN adjustments are generally reflected as either a reduction to receivables (and settled through the issuance of credits), or, are reflected as a liability and settled through cash payments. The Company does not offer a general right of return and accordingly does not include product returns within the GTN adjustments.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, current experience, current contract prices under applicable programs, unbilled claims, and processing time lags.

The Company also reduces product revenue for cash payments (e.g., distribution fees) made to entities within the distribution channel (including the customer) where the Company does not receive a distinct good or service in exchange for such payments. Shipping and handling activities represent fulfillment activities and the Company records such costs within cost of goods sold on the consolidated statements of operations and comprehensive loss. In addition, the Company has elected to exclude taxes collected from customers and remitted to governmental authorities from the measurement of the transaction price.

License revenue

Refer to Note 11 for additional discussion of license and collaboration agreements.

Accounts Receivable, net

The Company’s accounts receivable arise from product sales and license revenues. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from certain government programs, copay assistance, prompt-pay discounts and certain distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company) for certain chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of us), for government rebates, co-pay assistance and certain distribution fees.

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve.

As of June 30, 2020, the Company did not record any accounts receivable.

Inventory

The Company capitalizes inventory costs that are expected to be sold commercially once it’s determined there is a probable future economic benefit such that the inventory costs will be recovered through commercial sale based on the review of several factors, as applicable, including (i) the likelihood that all required regulatory approvals will be obtained, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) history of approvals of similar products or formulations  and (vi) potential legal challenges.

The Company began capitalizing inventories upon FDA approval of UpliznaTM on June 11, 2020. Once capitalized, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (“FIFO”) cost method. Inventories consist of raw materials, work in process and finished goods. Costs incurred prior to the FDA approval of UpliznaTM have been recorded as research and development expenses because of the uncertainty as described above. The Company included within research and development expenses approximately $94,798 of cost associated with the manufacture of UpliznaTM, including raw materials, work in process and finished goods prior to FDA approval. As of June 30, 2020, the Company did not have any inventory as all costs were incurred prior to FDA approval.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Series A and Series B Preferred Stock were anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and six months ended June 30, 2019 does not include 31,225,324 shares of Series A Preferred Stock and 4,687,500 shares of Series B Preferred Stock.

Subsequent to the IPO, basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not included in the calculation as their effect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share for the six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020 and 2019, there were no reconciling items between basic and diluted net loss per share.

Leases

Lease arrangements are evaluated and classified as either an operating lease or a capital lease pursuant to ASC 840, Leases (“ASC 840”). A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the lessee by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to 75% or greater of the asset’s useful economic life; or the present value of the future minimum lease payments is equal to or greater than 90% of the asset’s fair market value. Capital leases are recorded at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Operating lease expense is recognized ratably over the entire lease term.

Intangible assets, net

The Company’s intangible assets consist of in-licensed rights, which are stated in the Company’s consolidated balance sheets net of accumulated amortization and impairments, if applicable, and are amortized using a straight-line method over their useful lives. Additionally, the intangible assets are reviewed for impairment when certain triggering events occur.

The in-licensed rights relate to agreements with previous developers of UpliznaTM. As a result of the FDA approval of UpliznaTM on June 11, 2020, the Company is required to make milestone payments of $19,700. As these represent payments securing the Company’s rights with respect to an acquired in-process R&D asset that is now considered complete based on its approval by the FDA, the Company has capitalized such payments as intangible assets. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents which is the expected time period that the Company will benefit from the in-licensed rights. Amortization related to the in-licensed rights for the three and six months ended June 30, 2020 was immaterial given the timing of FDA approval in proximity to the period end.

The following table summarizes the estimated future amortization for the in-licensed rights:

Year Ending December 31,
2020 (remaining six months)	$1,020
2021	1,884
2022	1,884
2023	1,884
2024	1,884
Thereafter	11,144
Total	$19,700

Recently adopted accounting pronouncements

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. The Company adopted this guidance effective January 1, 2020. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less at lease inception may be accounted for similar to existing guidance for operating leases today. For public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the guidance will have on its consolidated financial statements and expects to adopt this standard in its annual financial statements for the year ended December 31, 2020.

3. Cash, cash equivalents and marketable securities

The following is a summary of the Company’s cash, cash equivalents and available-for-sale marketable securities by significant investment category (unaudited):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$55,682	$—	$—	$55,682	$55,682	$—	$—
Level 1
Money market funds	64,870	—	—	64,870	64,870	—	—
Subtotal	64,870	—	—	64,870	64,870	—	—
Level 2
U.S. Treasury securities	53,355	115	(4)	53,466	5,000	42,357	6,109
Commercial paper	144,198	56	(19)	144,235	5,999	138,236	—
Corporate debt securities	129,618	515	(8)	130,125	—	113,402	16,723
Subtotal	327,171	686	(31)	327,826	10,999	293,995	22,832
Total	$447,723	$686	$(31)	$448,378	$131,551	$293,995	$22,832

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,821	$—	$—	$26,821	$26,821	$—	$—
Level 1
Money market funds	157,777	—	—	157,777	157,777	—	—
Subtotal	157,777	—	—	157,777	157,777	—	—
Level 2
U.S. Treasury securities	9,623	7	—	9,630	—	4,805	4,825
Commercial paper	55,021	4	(9)	55,016	13,050	41,966	—
Corporate debt securities	96,964	28	(25)	96,967	3,203	67,174	26,590
Subtotal	161,608	39	(34)	161,613	16,253	113,945	31,415
Total	$346,206	$39	$(34)	$346,211	$200,851	$113,945	$31,415

The maturities of the Company’s long-term marketable securities ranges from one to two years.

4. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders, provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled to vote thereon. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of preferred stock. Through June 30, 2020, no cash dividends had been declared or paid.

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

6. Stock-based compensation

During the six months ended June 30, 2020, the Company granted 1,467,747 stock options with a weighted average exercise price of $41.10 per share and a weighted average grant date fair value of $22.54 per share. The Company reserved 7,565,938 shares of common stock for issuance under the Equity Incentive Plan.

As of June 30, 2020, there was approximately $41,389 total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 3.37 years.

During the six months ended June 30, 2020, 357,157 restricted stock awards were vested.

As of June 30, 2020, there was approximately $10 of total unrecognized compensation expense, related to the restricted stock awards, which is expected to be recognized over a weighted average period of 0.23 years.

Stock-based compensation

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was comprised of the following (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,362	$317	$3,005	$651
General and administrative	1,724	331	2,792	636
Total	$3,086	$648	$5,797	$1,287

7. Income taxes

During the six months ended June 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of generation of any revenue from product sales since inception through June 30, 2020 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of June 30, 2020 and December 31, 2019, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the U.S., Maryland and certain other states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present.

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

8. Benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $241 and $87, during the three months ended June 30, 2020 and 2019, respectively, and $580 and $243 during the six months ended June 30, 2020 and 2019, respectively.

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

Milestone and Royalty Payments

At the inception of each license and collaboration agreement with third parties, which may require the Company to make milestone payments, the Company evaluates whether each milestone and royalty payments are substantive and at risk to both parties on the basis of the contingent nature of the milestone and royalty. The Company aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones and royalties. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing a molecule against the specified target. Development milestones are typically reached when a molecule reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones and royalties are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. The Company recorded approximately $19,700 of regulatory milestone payments related to in-licensed rights as an intangible asset in June 2020, in connection with the approval of Biologics License Application by the FDA for UpliznaTM for the treatment of NMOSD. See Note 2 for further discussion.

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

Operating Leases

The Company’s operating leases primarily include office and lab leases in Gaithersburg and Rockville, Maryland.

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

Rent expense was $188 and $52 for the three months ended June 30, 2020 and 2019, respectively, and $341 and $103 for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the Company’s future contractual payments for operating leases as of June 30, 2020:

Year Ending December 31,
2020 (remaining six months)	$465
2021	537
2022	138
2023	138
2024	138
Thereafter	23
Total	$1,437

Capital Lease Commitments

In December 2019, the Company entered into a non-cancelable capital lease agreement for lab equipment. The lease term is 60 months with a commencement date of June 1, 2020.

Future minimum lease payments under non-cancelable capital lease as of June 30, 2020 are as follows:

Year Ending December 31,
2020 (remaining six months)	$119
2021	239
2022	239
2023	239
2024	239
Thereafter	99
Total minimum lease payments	1,174
Less: Amount representing interest	(154)
Present value of net minimum lease payments	$1,020

The present value of net minimum lease payments of $1,020 is reflected in the consolidated balance sheet as current and non-current capital lease liabilities of $184 and $836, respectively, as of June 30, 2020. There was no capital lease liability as of December 31, 2019.

10. Related party transactions

In connection with the acquisition of a portfolio of clinical molecules and pre-clinical molecules for potential therapies for autoimmune diseases and inflammation from MedImmune, LLC, MedImmune Limited (collectively, “MedImmune”), and AstraZeneca Collaboration Ventures, LLC (together with MedImmune, the “AZ Parties”), the Company also entered into certain other agreements with the AZ Parties, including transition services agreement, a clinical supply agreement, a commercial supply agreement, a master supply and development services agreement, and a long-term lease agreement. During the three and six months ended June 30, 2020, the Company incurred $4,081 and $13,143 of costs under these agreements, respectively. As of June 30, 2020 and December 31, 2019, the Company recorded $4,490 and $12,892 as related party liabilities on the consolidated balance sheet, respectively. During the three and six months ended June 30, 2019, the Company incurred $5,804 and $15,635 of costs under these agreements, respectively.

11. Collaboration agreements

Commercial license and collaboration agreement with Hansoh

On May 24, 2019 (the “Hansoh Effective Date”), the Company entered into an exclusive commercial license and collaboration agreement with Hansoh Pharmaceutical Group Company Limited (“Hansoh”). By entering into this agreement, among other things, the Company promised to deliver to Hansoh an exclusive, sub-licensable, license to commercialize any pharmaceutical product that includes inebilizumab, in the mainland of the People’s Republic of China, Hong Kong and Macau.

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

The agreement required MTPC to pay to the Company a non-refundable upfront payment of $30,000. The entire upfront payment was received in January 2020 and was included within accounts receivable as of December 31, 2019 as the Company had a contractual right to bill for the entire amount as of December 31, 2019 and the Company recognized the associated revenue of $30,000 at the MTPC Transaction Date. In addition, the Company can receive additional payments upon achieving certain sales milestones related to life cycle management indications.

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

Overview

We are a biotechnology company pioneering treatments for autoimmune disease. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple indications. We believe this approach, which targets the underlying molecular pathogenesis of the disease allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple diseases for each of our product candidates. Our lead molecule, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration (the “FDA”) in April 2019 and in August 2019, the FDA accepted for review our BLA for inebilizumab. On June 11, 2020, the FDA approved UpliznaTM (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched UpliznaTM following FDA approval in June.

Furthermore, we plan to initiate, pending the development of clinical study protocols and subject to regulatory feedback, a Phase 3 trial of inebilizumab in the fourth quarter of 2020 for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and a Phase 3 trial of inebilizumab in the fourth quarter of 2020 for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies.

In addition, we have a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we expect to conduct pre-clinical toxicology studies to enable a submission of an IND in 2020.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting pre-clinical studies and clinical trials, conducting pre-commercial and commercial launch activities, and securing manufacturing for our development programs. We have one product approved for sale, UpliznaTM in the US, and have not generated any significant revenue from product sales to date. To date, we have funded our operations primarily with proceeds from the private placement of convertible preferred stock, the initial public offering of our common stock, or the IPO, the underwritten public offering of our common stock in June 2020 and collaboration agreements.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs, and employee payroll expense, professional services expense and other administrative expenses included in general and administrative expenses. Our net loss was $38.9 million and $79.6 million for the three and six months ended June 30, 2020, respectively. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our clinical trials and our expenditures related to other research and development activities, as well as the timing of collaboration agreements and any future commercialization success. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through pre-clinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur additional pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

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

In June 2020, we completed an underwritten public offering of our common stock and issued and sold 3,600,000 shares of common stock, at a public offering price of $47.00 per share, for aggregate gross proceeds of $169,200 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $158,338.

In May 2020, we announced positive interim results from our Phase 1b trial of VIB7734 in patients with cutaneous lupus erythematosus, or CLE. This Phase 1b clinical trial enrolled a total of 31 patients in three cohorts of patients and is designed to evaluate the safety and tolerability of VIB7734 when given by three monthly subcutaneous doses at escalating dose levels. Cohort 1 enrolled patients with several autoimmune diseases thought to be driven by plasmacytoid dendritic cell, or pDCs. Cohorts 2 and 3 enrolled patients with CLE. In cohorts 2 and 3, skin biopsies were taken before and after treatment to enumerate pDCs and measure interferon mediated gene expression. A clinical disease activity score was also periodically measured in cohorts 2 and 3. The primary endpoint was safety and tolerability. Additional endpoints included pDC depletion in peripheral blood and skin lesions of patients with CLE, and Cutaneous Lupus Erythematosus Disease Area and Severity Index (CLASI) scores. Interim results included safety data from cohorts 1, 2 and a subset of patients in cohort 3, pharmacodynamics results from cohort 2, and CLASI results from cohort 2 and a subset of patients in cohort 3. As of the date of database lock (April 24, 2020), which occurred after all skin biopsies in cohort 2 had been analyzed, we observed rates of adverse events comparable to placebo control across all cohorts and consistent with the Phase 1a trial of VIB7734. Results also indicated potent depletion of pDC both in peripheral blood and in inflamed CLE skin lesion biopsies in cohort 2, and a dose-dependent, increased proportion of subjects with reductions in CLASI scores of 4 points or more compared to placebo in cohorts 2 and 3. While the trial was not powered to detect statistically significant changes in pDC depletion or the CLASI scores between placebo and treatment arms, reductions in CLASI scores of 4 points or more compared to baseline are considered to be clinically meaningful. Subsequently, we have obtained additional efficacy and biomarker data on cohort 3, which confirmed highly efficient pDC depletion in tissues and reduction in CLASI scores that are considered to be clinically meaningful. Based on these positive interim results, we intend, subject to regulatory feedback, to progress to a Phase 2 clinical trial in patients with systemic lupus erythematosus. These data are preliminary and subject to change as further analyses are conducted.  In addition, the clinical trial in cohort 3 is ongoing and the interim data from this cohort represents only a subset of the patients enrolled in the cohort. The interim data from cohort 3 are expected to change as further patient follow up occurs and more patient data become available.

We intend to initiate a Phase 1 trial with VIB7734, which has demonstrated an ability to regulate key inflammatory mediators, in patients with COVID-19-related acute lung injury in the third quarter of 2020. Results from this study are anticipated in the first quarter of 2021.

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. Our ability to re-open enrollment, and continue enrollment, in these clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment, and continue enrollment, in each of these clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities. We anticipate resuming enrollment of patients in our 2b trial of VIB4920 in Sjögren’s syndrome and our Phase 2 trial of VIB4920 in rheumatoid arthritis in the fourth quarter of 2020. Furthermore, with respect to our commercial launch of UpliznaTM, we believe that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians.  We plan to continue to adapt our commercialization efforts to address the uncertainty presented by this treatment environment.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate significant product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Components of our Results of Operations

Revenue

We did not generate any revenue from the sale of products since our inception through June 30, 2020. We initiated the commercial launch of UpliznaTM and expect to generate revenue from the sale of products in the third quarter of 2020. We have generated revenue from commercial license and collaboration agreements related to the treatment of NMOSD with inebilizumab. We do not expect any revenues that we may generate in the near future to be significant enough to fund our operations.

Research and Development Expenses

To date, our research and development expenses, net of the acquisition of In Process Research & Development (“IPR&D”) that is disclosed separately, have related primarily to development of inebilizumab, VIB4920 and VIB7734, pre-clinical studies and other pre-clinical activities related to our portfolio. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as Contract Research Organizations (“CROs”), independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements relating to our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation for personnel in our executive, finance and other administrative functions. Other significant costs include facility and/or rent-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization and commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
License Revenue	$—	$20,000	$(20,000)
Total Revenue	—	20,000	(20,000)
Operating expenses:
Research and development	$25,412	$16,811	$8,601
General and administrative	14,408	9,296	5,112
Total operating expenses	39,820	26,107	13,713
Loss from operations	(39,820)	(6,107)	(33,713)
Other income
Interest income	963	634	329
Total other income	963	634	329
Net loss	$(38,857)	$(5,473)	$(33,384)

License Revenue. License revenue was $20.0 million for the three months ended June 30, 2019, due to the revenue recognized pursuant to the Co-Development and Commercial License Agreement by and between us and Hansoh Pharma dated May 24, 2019. There was no revenue generated during the three months ended June 30, 2020.

Research and Development Expenses.    Research and development expenses were $25.4 million and $16.8 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $8.6 million was primarily driven by an increase of $3.2 million in personnel related costs due to an increase in headcount, and $5.4 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and approval process, U.S. commercial launch of UpliznaTM and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920.

General and Administrative Expenses.    General and administrative expenses were $14.4 million and $9.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $5.1 million was due primarily to increases of $4.9 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and $1.6 million of facility related and other administrative expenses, partially offset by a decrease of $1.4 million in professional services related to accounting services, corporate legal fees and patent legal fees.

Interest Income.    Interest income was $1.0 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $0.4 million was due primarily to higher cash and cash equivalents and marketable securities held during the three months ended June 30, 2020 compared to the corresponding period in 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
License Revenue	$—	$20,000	$(20,000)
Total Revenue	—	20,000	(20,000)
Operating expenses:
Research and development	52,241	33,426	18,815
General and administrative	29,690	14,333	15,357
Total operating expenses	81,931	47,759	34,172
Loss from operations	(81,931)	(27,759)	(54,172)
Other income
Interest income	2,297	1,310	987
Total other income	2,297	1,310	987
Net loss	$(79,634)	$(26,449)	$(53,185)

License Revenue. License revenue was $20.0 million for the six months ended June 30, 2019, due to the revenue recognized pursuant to the Co-Development and Commercial License Agreement by and between us and Hansoh Pharma dated May 24, 2019. There was no revenue generated during the six months ended June 30, 2020.

Research and Development Expenses.    Research and development expenses were $52.2 million and $33.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $18.8 million was primarily driven by an increases of $7.3 million in personnel related costs due to an increase in headcount, and $11.5 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and approval process, U.S. commercial launch of UpliznaTM and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920.

General and Administrative Expenses.    General and administrative expenses were $29.7 million and $14.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $15.4 million was due primarily to increases of $1.7 million in professional services related to accounting services, corporate legal fees and patent legal fees, $10.2 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and $3.5 million of facility related and other administrative expenses.

Interest Income.    Interest income was $2.3 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $1.0 million was due primarily to higher cash and cash equivalents and marketable securities held during the six months ended June 30, 2020 compared to the corresponding period in 2019.

Liquidity and Capital Resources

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2020, we had cash and cash equivalents of $131.6 million.

The following table sets forth a summary of the net cash flow activity for each period presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(57,562)	$(25,656)
Investing activities	(171,193)	(60)
Financing activities	159,455	87,856
Net increase (decrease) in cash	$(69,300)	$62,140

Operating Activities

Net cash used in operating activities was $57.6 million and $25.7 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to our net loss of $79.6 million, partially offset by non-cash charges of $6.1 million related to depreciation, stock-based compensation expense and net amortization of premiums on marketable securities, lease expense, and cash provided by changes in our operating assets and liabilities of $16.0 million. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to our net loss of $26.4 million, partially offset by non-cash charges of $1.3 million related to stock-based compensation expense and depreciation.

Investing Activities

Net cash used in investing activities was $171.2 million for the six months ended June 30, 2020. The net cash used in investing activities was primarily due to purchases of marketable securities of $237.8 million, sales and maturities of marketable securities of $66.9 million, and purchase of property and equipment of $0.3 million. The net cash used in investing activities for the six months ended June 30, 2019 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $159.5 million for the six months ended June 30, 2020 primarily due to net proceeds received from issuance of 3,600,000 shares of common stock in the underwritten public offering of $158.9 million and proceeds from exercise of stock options of $0.6 million. Net cash provided by financing activities was $87.9 million for the six months ended June 30, 2019 primarily due to proceeds from the issuance of series A-2 redeemable convertible preferred stock and series B redeemable convertible preferred stock.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements into 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

•

the revenue received from commercial sales of UpliznaTM or any potential commercial sales of our product candidates, if approved, and product pricing, as well as product coverage and the adequacy of reimbursement of third-party payors, relating to UpliznaTM or any such product, if approved;

•

the cost of commercialization activities for and manufacturing of UpliznaTM and our product candidates if we receive marketing approval for any such product candidate, including marketing, sales and distribution costs;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,437	$933	$275	$229	$—
Capital lease obligations	1,174	239	477	458	—
Regulatory milestone payment	19,700	19,700	—	—	—
Total	$22,311	$20,872	$752	$687	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Except as described below with respect to revenue recognition for product revenue, accounts receivable and inventory, during the three months ended June 30, 2020, there have been no material changes to our critical accounting policies disclosed in our Annual Report for our fiscal year ended December 31, 2019.

Revenue Recognition for Contract with Customers

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation

Product Revenues, net

Our contracts with a specialty distributor, or SD, and a specialty pharmacy, or SP, which we refer to as our customers, are within the scope of ASC 606. Contractual performance obligations are limited to transfer of control of UpliznaTM to the customer. We recognize product revenues, net of variable consideration related to certain allowances and accruals, in our consolidated financial statements upon transfer of control of UpliznaTM to the customer. The transfer of control occurs at a point-in-time upon the customer’s receipt of the product after considering when the customer obtains legal title to the product and the customer has accepted the product. At this point, customers can direct the use of and obtain substantially all of the remaining benefits of the product.

The customer is initially invoiced at the contractual list price for UpliznaTM. Revenue is reduced from contractual list price at the time of recognition for expected chargebacks, rebates, discounts, and certain fees, which are referred to as GTN adjustments. These reductions are primarily attributed to government programs such as the Federal Supply Schedule, Tricare, Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts and pricing protection below the wholesaler list price. In addition, the reductions also include expected copay assistance for commercially insured patients, prompt-pay discounts and certain fees paid to the specialty distributor and specialty pharmacy based on contractually determined rates. The GTN adjustments are generally reflected as either a reduction to receivables (and settled through the issuance of credits), or, are reflected as a liability and settled through cash payments. We do not offer a general right of return and accordingly do not include product returns within the GTN adjustments.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, current experience, current contract prices under applicable programs, unbilled claims, and processing time lags.

We also reduce product revenue for cash payments (e.g., distribution fees) made to entities within the distribution channel (including the customer) where we do not receive a distinct good or service in exchange for such payments. Shipping and handling activities represent fulfillment activities and we record such costs within cost of goods sold on the consolidated statements of comprehensive loss. In addition, we have elected to exclude taxes collected from customers and remitted to governmental authorities from the measurement of the transaction price.

Accounts Receivable, net

Our accounts receivable arises from product sales and license revenues. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from certain government programs, copay assistance, prompt-pay discounts and certain distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company) for certain chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of us), for government rebates, co-pay assistance and certain distribution fees.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in the customers’ credit profiles. We provide reserves against trade receivables for estimated credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve.

Inventory

We capitalize inventory costs that are expected to be sold commercially once it’s determined there is a probable future economic benefit such that the inventory costs will be recovered through commercial sale based on the review of several factors, as applicable, including (i) the likelihood that all required regulatory approvals will be obtained, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) history of approvals of similar products or formulations and (vi) potential legal challenges.

We began capitalizing inventories upon FDA approval of UpliznaTM on June 11, 2020. Once capitalized, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. Inventories consist of raw materials, work in process and finished goods. Costs incurred prior to the FDA approval of UpliznaTM have been recorded as research and development expenses because of the inherent risks as described above.

We analyze our inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred.

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

We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and June 30, 2020. Management reevaluates the positive and negative evidence at each reporting period.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is examining the impact that the CARES Act may have on its business. The Company is also evaluating its ability to use the refundable payroll tax credits and deferment of employer side social security payments. The Company does not believe that the income tax modifications mentioned above will affect its deferred tax assets or liabilities based on the Company’s facts and circumstances

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier. We expect that we will no longer be an emerging growth company on December 31, 2020.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

We have incurred significant operating losses since our inception, including an operating loss of $38.9 million and  $79.6 million for the three and six months ended June 30, 2020, respectively. To date, we have financed our operations through private placements of our preferred stock and public offering of our common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The operating losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	pursue commercial activities and manufacturing for UpliznaTM for treatment in patients with NMOSD;
•	continue development of our product candidates, including initiating additional clinical trials of inebilizumab, VIB4920 and VIB7734;
•	identify, acquire and develop new product candidates;
•	initiate nonclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	continue to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	attract, hire and retain additional personnel;
•	enter into additional collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	make royalty, milestone or other payments under current and any future in-license or collaboration agreements;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•	encounter developments related to the coronavirus pandemic and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related activities; and
•	incur increased costs as a result of operating as a public company.

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

The revenue we generate may not be significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our discovery and nonclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in our value could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a biopharmaceutical company. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in December 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking nonclinical studies and conducting clinical trials. Each of our five current product candidates was acquired from MedImmune in February 2018. Accordingly, prior to the February 2018 asset purchase, all nonclinical studies and clinical trials related to our current product candidates were conducted by MedImmune. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to continue transitioning from a company with a research focus to a company capable of supporting commercial activities while maintaining a research focus. We may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*

The development of biological products is capital-intensive. We expect our expenses to increase in parallel with our ongoing activities, particularly as commercialize and manufacture UpliznaTM for treatment in patients with NMOSD and conduct larger-scale clinical trials of, and seek marketing approval for, our other product candidates. If we obtain marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, our expenses could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform nonclinical studies and clinical trials in addition to those that we currently anticipate. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical programs, development efforts or any future commercialization efforts.

As of June 30, 2020, we had $131.6 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations into 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

•

the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for UpliznaTM for treatment in patients in the US with NMOSD or any of our product candidates for which we receive marketing approval;

•	revenue received from commercial sales of UpliznaTM;
•	the scope, progress, results and costs of nonclinical development, laboratory testing and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Conducting nonclinical studies and clinical trials is a time-consuming, expensive and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve significant product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, may be derived from sales of products that may not be commercially available for several years, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Risks Related to Development of Our Product Candidates

We depend heavily on the success of inebilizumab, VIB4920 and VIB7734, which are in various stages of clinical development and commercialization. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We do not currently generate any significant revenues from sales of any products. On June 11, 2020, the FDA approved UpliznaTM (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. Even if we successfully commercialize UpliznaTM or any of our product candidates, if approved, our commercial opportunities may be limited.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an Investigational New Drug Application, or IND, with respect to each product candidate in each indication, and finalizing the trial design based on discussions with the FDA. In the event that the FDA requires us to complete additional pre-clinical studies or we are required to satisfy other FDA requests, the start of our planned future clinical trials in the United States may be delayed. In particular, the FDA has not yet acknowledged IgG4-related diseases as an indication. Our ability to commence our planned clinical trial in this target indication is subject to the FDA acknowledging it as a recognized indication.

We have three product candidates in various stages of clinical development and two product candidates in the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. On June 11, 2020, the FDA approved UpliznaTM (inebilizumab-

cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched UpliznaTM in June following FDA approval. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome, which is designed as Phase 3-enabling, and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. Our Phase 1b multiple ascending dose trial for VIB7734 is ongoing and in May 2020, we announced positive interim results from Phase 1b trial for VIB7734. We also have pre-clinical product candidates that will need to progress through IND-enabling studies prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

Other than the BLA for inebilizumab in patients with NMOSD that we submitted to the FDA in June 2019, which the FDA accepted for review in August 2019 and approved for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses, we have not submitted, and we may never submit, marketing applications to the FDA or comparable foreign regulatory authorities for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials and we do submit marketing applications seeking regulatory authorization for their use. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

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

Similar to UpliznaTM, we plan to seek regulatory approval to commercialize our product candidates in the United States and potentially in foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries we will be required to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure in drug development is high. The FDA approved UpliznaTM (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. All our remaining product candidates are in clinical and pre-clinical development. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement and can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove to be effective or safe in humans or will receive marketing approval.

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
•

delay or failure in obtaining authorization to commence a trial, including approval from the appropriate Institutional Review Board, or IRB, to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

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

Prior to approving a new product, the FDA generally requires that the efficacy of the product be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves products on the basis of a single well-controlled clinical trial. However, if the FDA or EMA determines that our pivotal trial results do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or if the FDA or EMA requires us to conduct additional pivotal trials of our product candidates in order to gain approval, we will incur significant additional development costs, commercialization of our product candidates would be prevented or delayed and our business would be adversely affected.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of UpliznaTM or any additional product candidates, if approved, may be delayed, and our business will be harmed.*

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time-to-time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of UpliznaTM and clinical development of any of our product candidates may be delayed, and our business and results of operations may be harmed.

Risks Related to Marketing Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, each such product candidate must be approved by regulatory authorities, such as the FDA pursuant to a BLA in the United States or in the EU by the EMA pursuant to a marketing authorization application, or MAA.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in the relevant market or country. We have and expect to continue to rely on third-party CROs to assist us in planning and conducting clinical trials required for marketing approval. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. Our product candidates could be delayed in receiving, or fail to receive, marketing approval for many reasons, including the following:

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

Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition to this, the product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

All of our product candidates modulate the immune system and carry risks, including the theoretical risk of serious infections and cancer. Across both the randomized and open-label treatment in our N-MOmentum trial for inebilizumab, the most common adverse reactions (greater than 10%) were urinary tract infection (20%), nasopharyngitis (13%), infusion reaction (12%), arthralgia (11%), and headache (10%). The most common infections reported by UpliznaTM -treated patients in the randomized and open-label periods included urinary tract infection (20%), nasopharyngitis (13%), upper respiratory tract infection (8%), and influenza (7%). In addition, two deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to inebilizumab by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of inebilizumab in order to establish an adequate safety database.

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.*

The FDA granted Breakthrough Therapy Designation to inebilizumab for the treatment of NMOSD, and we may seek such designation in the future for other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

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

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.*

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, activities such as the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant not-compliance with applicable cGMPs, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products, and if we promote our products beyond their approved indications, we may be subject to enforcement actions or prosecution arising from that off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs and biologics may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Accordingly, with the marketing approval for UpliznaTM we and our CMOs and other third-party partners will continue to expend time, money and effort in all areas of regulatory compliance, including promotional and labeling compliance, manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Non-compliance with European Union and other jurisdiction’s requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union’s and other jurisdiction’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

Our relationships with prescribers, purchasers, third-party payors and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*

With the approval of UpliznaTM, we are subject to additional healthcare statutory and regulatory requirements and oversight by federal and state governments as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other healthcare providers and third-party payors will play a primary role in the recommendation, prescription and use of any product candidates for which we obtain marketing approval. Our arrangements with such third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Restrictions under applicable domestic and foreign healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. With the approval of UpliznaTM by FDA, we are subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. If inebilizumab or any of our other product candidates are approved by comparable foreign regulatory authorities, we be subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, resulting in government enforcement actions.

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

We may face difficulties from changes to current regulations and future legislation.*

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

Recently, there has been considerable public and government scrutiny in the United States of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. The current presidential administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs and biologics. The Trump administration has made proposals, which, if implemented, could place limits or caps on pharmaceutical prices. Similarly, state governments also have sought to put in place limits and caps on pharmaceutical prices and have also requested rebates for certain pharmaceutical products.

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.*

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.

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

As a means to transfer personal data from the EEA to the U.S., U.S.-based companies historically relied on compliance with the privacy principles of the EU-U.S. Privacy Shield, or the Privacy Shield. In July 2020, the Court of Justice for the European Union invalidated the Privacy Shield which was the fate of its predecessor, the EU-U.S. Safe Harbor. U.S. companies that currently rely on the Privacy Shield as the basis for cross-border transfer of personal data will need to establish another basis for cross-border transfer of personal data.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues in such jurisdictions, if any.*

In some countries, particularly the countries of the European Union, Japan and China, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Risks Related to Our Dependence on Third Parties

We are reliant on AstraZeneca for a period of time for certain services and for the clinical supplies of our product candidates and the commercial supplies of UpliznaTM.*

We were incorporated in December 2017 and, in February 2018, we acquired six molecules from MedImmune. Following the assets purchase, we entered into several agreements with AstraZeneca and MedImmune, including a license agreement, sublicense agreements, a transition services agreement, a master supply and development services agreement, a clinical supply agreement and a commercial supply agreement. AstraZeneca has no obligation to assist our operations and growth strategy, other than providing certain services or rights pursuant to these agreements. Pursuant to the transition services agreement, we are, and for a period of time will be, reliant on AstraZeneca for certain services, including, but not limited to, financial services, procurement activities, information technology services, clinical data management and statistical programming, clinical operations and development and commercial activities. AstraZeneca is obligated to provide each of these services for a designated period of time ranging from several months to approximately five years, depending upon the nature of the service provided.

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

We contract with third parties for the manufacture of our product candidates for nonclinical studies and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical studies and clinical trials, as well as for the commercial manufacture of UpliznaTM. In particular, we rely on AstraZeneca for the manufacture of the current clinical and commercial supplies of UpliznaTM, and for the current clinical and nonclinical supplies of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.*

In order to conduct large-scale clinical trials of or commercialize our product candidates, we will need to manufacture them in large quantities. We, or any of our current or future manufacturing partners, including AstraZeneca, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. Further, in order to release product and demonstrate stability of product candidates for use in late-stage clinical trials (and any subsequent products for commercial use), our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate, or maintain validation of, our analytical methods or demonstrate adequate purity, stability or comparability of the product candidates in a timely or cost-effective manner, or at all. If we, or any current or future manufacturing partners, including AstraZeneca, are unable to successfully scale up the manufacture of our product candidates, in sufficient quality and quantity, or if we encounter validation issues, the development, testing and clinical trials of that product candidate, may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product, may be delayed or not obtained, which could significantly harm our business.

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

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.*

Our product candidate development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. In particular, we initially plan to seek partnerships to pursue regulatory approval and commercialization of our product candidates outside the United States. For example, in May 2019, we entered into a license and collaboration agreement with Hansoh Pharma to co-develop and market inebilizumab in China, Hong Kong and Macau, and in October 2019, we entered into a license agreement with MTPC for co-development and commercialization of inebilizumab in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore, and Taiwan.

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

Risks Related to the Commercialization of Our Product Candidates

UpliznaTM, which received FDA approval in June 2020, or any of our product candidates that receive marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.*

UpliznaTM, which received FDA approval in June 2020, or any of our product candidates that receive marketing approval, if any, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If UpliznaTM or our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of UpliznaTM or our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the timing of our receipt of any marketing approvals for our product candidates;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments, including future alternative treatments;
•	the prevalence and severity of any side effects associated with our product candidates;
•	the indications for which our products are approved and the scope of risk information required to be included in the product labeling;
•	adverse publicity about our products or favorable publicity about competing products;
•	the approval of other products for the same indications as our products;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the success of our physician education programs;
•	the strength of our marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the extent of patient cost-sharing obligations, including copays and deductibles;
•	the availability of products and their ability to meet market demand, including a reliable supply for long-term treatment; and
•	any restrictions on the use of our products together with other medications.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operation and prospects.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and expect to face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a number of companies developing or marketing treatments for autoimmune diseases, including many major pharmaceutical and biotechnology companies. UpliznaTM, our approved product for the treatment of patients with NMOSD, will compete with eculizumab from Alexion Pharmaceuticals, Inc., or Alexion, marketed as Soliris®, and satralizumab, if approved, from Chugai Pharmaceuticals Co., Ltd., each for the treatment of patients with NMOSD. Both products have achieved successful pivotal studies in NMOSD and in June 2019, Alexion received FDA approval of Soliris for the treatment of adults with NMOSD. If VIB4920 is approved, it would compete with: (a) if approved, dapirolizumab pegol, an investigational anti-CD40L pegylated Fab being developed in SLE jointly by UCB and Biogen, (b) Belatacept (NULOJIX®), a selective T cell costimulation blocker indicated for prophylaxis of organ rejection in adult patients receiving a kidney transplant, developed by Bristol-Myers Squib, (c) if approved, BI 655064, a humanized mouse anti-human mAb being developed in SLE as part of a global collaboration of AbbVie and Boehringer Ingelheim, (d) if approved, CFZ533, a mAb being developed in primary Sjögren’s syndrome by Novartis and (e) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop VIB4920. If VIB7734 is approved, it would compete with: (a) if approved for lupus, BIIB059, a mAb targeting BDCA2, which is a protein present in specific cells within the immune system, being developed by Biogen, (b) if approved for systemic sclerosis, Nintedanib, a tyrosine kinase inhibitor being developed by Boehringer Ingelheim and (c) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop VIB7734.

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

UpliznaTM, as well as any product candidates that we are able to commercialize, if any, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.*

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We currently have a focused marketing and sales force. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.*

To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must further build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We likely will have more limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively, or they may fail to comply with promotional requirements for prescription products that could render our products misbranded in violation of FDA regulations and thus potentially subject to enforcement. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our other product candidates that receive marketing approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing UpliznaTM or any of our other product candidates, either on our own or through collaborations with one or more third parties, our business, results of operations, financial condition and prospects will be materially adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.*

We face an inherent risk of product liability exposure related to the evaluation of our product candidates in human clinical trials and will face an even greater risk with the commercialization of UpliznaTM. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our current product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials and have increased our insurance coverage as we commence commercialization of UpliznaTM. Insurance coverage is increasingly expensive. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.*

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with UpliznaTM and any of our future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for UpliznaTM and any of our future product candidates may be limited or may not be amenable to treatment with UpliznaTM and any of our products, if and when approved. Even if we obtain significant market share for UpliznaTM and any of our products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

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

We may become involved in administrative adversarial proceedings in the U.S. PTO or in the patent offices of foreign countries brought by a third party to attempt to cancel or invalidate our patent rights, which could be expensive, time consuming and cause a loss of patent rights.*

The Leahy-Smith Act created new and additional procedures to challenge issued patents in the U.S. PTO, including post-grant review, derivation proceedings and inter partes review proceedings, which some third parties have been using to invalidate selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent (or at any time thereafter). A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These administrative adversarial actions at the U.S. PTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, use a lower standard of proof than used by U.S. federal courts. Moreover, any third party can request an inter partes review or post-grant review and does not have to satisfy the traditional requirements for standing to challenge the validity of an issued U.S. patent. Because of these differences between U.S. administrative and judicial adversarial patent proceedings, it is generally considered easier for a competitor or third party to have one or more U.S. patent claims cancelled in a patent office post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a U.S. patent office proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

A number of pharmaceutical companies have been the subject of intense review by the U.S. Federal Trade Commission or a corresponding agency in another country based on how they have conducted or settled drug patent litigation, and certain reviews have led to an allegation of an anti-trust violation, sometimes resulting in a fine or loss of rights. We cannot be sure that we would not also be subject to such a review or that the result of the review would be favorable to us, which could result in a fine or penalty.*

The U.S. Federal Trade Commission, or FTC, and various private plaintiff class actions have brought a number of lawsuits in federal court in recent years to challenge Hatch Waxman Abbreviated New Drug Application, or ANDA, litigation settlements between innovator companies and generic companies as anti-competitive violations of the Sherman Act. The FTC has successfully argued that if an innovator firm, as part of a patent litigation settlement with a generic company, agrees to provide anything of value to a generic firm to not launch or to delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book listed patent covering an innovator drug, or negotiates a delay to a generic company’s entry, the FTC may consider it an unlawful “reverse payment” ” that violates the antitrust laws. In 2013, the U.S. Supreme Court held in FTC v. Actavis, Inc. that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis. Lower courts continue to adjudicate government enforcement and private actions challenging “reverse payments” as violations of the antitrust laws. If we are faced with product patent litigation challenging the validity of any patents we own, including Hatch Waxman litigation with a generic company, any settlement of that litigation could later be challenged by the FTC or private plaintiffs as unlawful, and we could face a significant expense or penalty.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a commercial-stage company, and, as of June 30, 2020, had 152 employees. We are highly dependent on the research and development, clinical and business development expertise of Zhengbin (Bing) Yao, Ph.D., our President and Chief Executive Officer, and Jörn Drappa, M.D., Ph.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with some of our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our focused resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.*

The novel coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities and pre-commercial launch activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials or material delays or disruptions in our commercialization efforts. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread globally could also have a material adverse effect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We anticipate resuming enrollment of patients in our 2b trial of VIB4920 in Sjögren’s syndrome and our Phase 2 trial of VIB4920 in rheumatoid arthritis in the fourth quarter of 2020. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. Our ability to re-open enrollment in these clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in each of these clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

Additionally, with respect to our commercial launch of UpliznaTM, we believe that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians.  We plan to continue to adapt our commercialization efforts to address the uncertainty presented by this treatment environment.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control, including:

•	results of nonclinical and clinical trials of our product candidates, including inebilizumab, VIB4920 and VIB7734;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in accounting principles;
•	changes in the structure of healthcare payment systems;
•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;
•	overall performance of the equity markets;
•	changes in market conditions for pharmaceutical and biopharmaceutical stocks;
•	changes in general market, industry and economic conditions; and
•	the other factors described in this “Risk Factors” section.

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

If securities or industry analysts publish negative evaluations of our stock or negative reports about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain sufficient analyst coverage, there can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who covers us downgrades our stock or changes his or her opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Substantially all of our pre-IPO stockholders were subject to lock-up agreements with the underwriters of the IPO that restricted their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock until March 31, 2020. Furthermore, several of our stockholders were subject to lock-up agreements with the underwriters of the firm underwritten public offering of our common stock that occurred in June 2020 that restricted their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock until July 11, 2020. The lock-up agreements limited the number of shares of common stock that may be sold immediately following the IPO and our underwritten public offering of common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. We expect that we will no longer be an emerging growth company on December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

In addition, pursuant to the JOBS Act, as an “emerging growth company” we have elected to take advantage of an extended transition period for complying with new or revised accounting standards. This effectively permits us to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.*

To date, we have not conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2020. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We expect that we will no longer be an emerging growth company on December 31, 2020. Further, a system of controls can provide only reasonable, not absolute, assurance that the control objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had determined that we had not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We had also determined that we did not maintain sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. Earlier in 2020, we implemented a number of remedial actions to address the underlying causes of the material weaknesses, which were subject to senior management review and Audit committee oversite, including the development and formal documentation of policies and procedures relating to our internal control over financial reporting; segregation of incompatible duties and hiring of additional accounting personnel with appropriate technical accounting and financial reporting experience; and revision of our internal controls to provide a more formal process for our review procedures during the financial statement close process, and enhancement of our internal controls to identify and evaluate significant and non-routine transactions. As a result of such remedial actions, we believe we have remediated the material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2020 that were not registered under the Securities Act.

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

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233528), which was declared effective by the SEC on October 2, 2019. Following the sale of all of the shares offered in the offering, the offering terminated. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Cowen and Company, LLC acted as joint book-running managers for our IPO.

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of June 30, 2020. We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 4, 2019.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended June 30, 2020.

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

VIELA BIO, INC.

Date: August 12, 2020	By:	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2020	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)