Form 10-Q
period 2020-09-30
Viela Bio, Inc.
filed 2020-11-10
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 54,837,541 shares of common stock, $0.001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain regulatory approval of Uplizna®, and if approved, our other product candidates;
•	our ability to successfully commercialize and market Uplizna®, and if approved, our other product candidates;
•	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•	the potential market size, opportunity and growth potential for Uplizna®, and if approved, our other product candidates;
•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Uplizna® outside the United States, and if approved, our other product candidates;
•	our ability to obtain funding for our operations;
•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit and enroll suitable patients in our clinical trials;
•	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•	the reimbursement for Uplizna® and, if approved, our other product candidates;
•	the degree of market acceptance of Uplizna® and/or our other product candidates by physicians, patients, third-party payors and others in the medical community;
•	the rate and degree of market acceptance of Uplizna®, and if approved, our other product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	developments relating to our competitors and our industry;
•	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIELA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$111,649	$200,851
Marketable securities	273,534	113,945
Accounts receivable, net	2,507	30,000
Inventory	438	—
Prepaid and other current assets	14,944	6,242
Total current assets	403,072	351,038
Marketable securities, non-current	2,354	31,415
Property and equipment, net	1,933	1,499
Capital lease assets	965	—
Intangible assets, net	19,151	—
Other assets	122	102
Total assets	$427,597	$384,054
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,083	$7,459
Accrued expenses and other current liabilities	10,752	9,192
Related party liability	4,638	12,892
Capital lease liability - current	186	—
Total current liabilities	20,659	29,543
Capital lease liability - non-current	788	—
Total liabilities	21,447	29,543
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 54,835,873 and 50,617,868 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	55	51
Additional paid-in capital	799,720	631,154
Accumulated other comprehensive income	353	5
Accumulated deficit	(393,978)	(276,699)
Total stockholders’ equity	406,150	354,511
Total liabilities and stockholders’ equity	$427,597	$384,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$2,316	$—	$2,316	$—
License revenue	—	—	—	20,000
Total revenue	2,316	—	2,316	20,000
Operating expenses:
Cost of products sold	650	—	650	—
Research and development	25,890	38,700	78,131	72,113
Selling, general and administrative	13,995	10,230	43,685	24,575
Total operating expenses	40,535	48,930	122,466	96,688
Loss from operations	(38,219)	(48,930)	(120,150)	(76,688)
Other income:
Interest income	574	520	2,871	1,829
Total other income	574	520	2,871	1,829
Net loss	$(37,645)	$(48,410)	$(117,279)	$(74,859)
Net loss per share attributable to common stockholders—basic and diluted	$(0.69)	$(64.59)	$(2.23)	$(150.34)
Weighted average common shares outstanding—basic and diluted	54,760,381	749,539	52,583,103	497,924
Other comprehensive income (loss)
Unrealized gains (loss) on marketable securities, net	$(302)	$(30)	$348	$(30)
Total other comprehensive income (loss)	(302)	(30)	348	(30)
Total comprehensive loss	$(37,947)	$(48,440)	$(116,931)	$(74,889)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

												Accumulated		Total
	Redeemable convertible preferred stock										Additional	other		stockholders'
	Series A-1		Series A-2		Series A-3		Series B		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balances at July 1, 2020	—	$—	—	$—	—	$—	—	$—	54,722,948	$54	$795,842	$655	$(356,333)	$440,218
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,351	—	—	3,351
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	97,925	—	528	—	—	528
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	—	—	15,000	1	(1)			—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(37,645)	(37,645)
Balances at September 30, 2020	—	$—	—	$—	—	$—	—	$—	54,835,873	$55	$799,720	$353	$(393,978)	$406,150

Balances at July 1, 2019	14,225,324	$142,253	17,000,000	$170,000	—	$—	4,687,500	$75,000	724,795	$1	$4,190	$—	$(216,719)	$(212,528)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	931	—	—	931
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	132,529	—	377	—	—	377
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	—	—	15,000	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	4,705,882	80,000	—	—						—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,410)	(48,410)
Balances at September 30, 2019	14,225,324	$142,253	17,000,000	$170,000	4,705,882	$80,000	4,687,500	$75,000	872,324	$1	$5,498	$(30)	$(265,129)	$(259,660)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

												Accumulated		Total
	Redeemable convertible preferred stock										Additional	other		stockholders'
	Series A-1		Series A-2		Series A-3		Series B		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit
Balances at January 1, 2020	—	$—	—	$—	—	$—	—	$—	50,617,868	$51	$631,154	$5	$(276,699)	$354,511
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	9,148	—	—	9,148
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	245,848	—	1,084	—	—	1,084
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	—	—	372,157	1	(1)	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	3,600,000	3	158,335	—	—	158,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(117,279)	(117,279)
Balances at September 30, 2020	—	$—	—	$—	—	$—	—	$—	54,835,873	$55	$799,720	$353	$(393,978)	$406,150

Balances at January 1, 2019	14,225,324	$142,253	17,000,000	$170,000	—	$—	—	$—	10	$—	$1,879	$—	$(190,270)	$(188,391)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,218	—	—	2,218
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	493,525	1	1,401	—	—	1,402
Issuance of common stock upon vesting of RSAs	—	—	—	—	—	—	—	—	378,789	—	—	—	—	—
Issuance of preferred stock, net	—	—	—	—	4,705,882	80,000	4,687,500	75,000	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(74,859)	(74,859)
Balances at September 30, 2019	14,225,324	$142,253	17,000,000	$170,000	4,705,882	$80,000	4,687,500	$75,000	872,324	$1	$5,498	$(30)	$(265,129)	$(259,660)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(117,279)	$(74,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871	44
Stock-based compensation expense	9,148	2,218
Amortization of premium/(discount) on marketable securities, net	326	(3)
Amortization of capital lease asset	69	—
Changes in operating assets and liabilities:
Accounts receivable	27,493	(5,000)
Inventory	(438)	—
Prepaid and other assets	(8,722)	(867)
Accounts payable and other liabilities	(9,122)	9,265
Net cash used in operating activities	(97,654)	(69,202)
Cash flows from investing activities:
Purchase of marketable securities	(266,457)	(67,436)
Sales and maturities of marketable securities	135,951	—
Purchase of intangible assets	(19,700)	—
Purchase of property and equipment	(704)	(476)
Net cash used in investing activities	(150,910)	(67,912)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,084	1,273
Proceeds from issuance of redeemable convertible preferred stock	—	167,000
Proceeds from issuance of common stock	169,200	—
Payments of common stock offering costs	(10,862)	(2,310)
Payments of capital lease liability	(60)	—
Net cash provided by financing activities	159,362	165,963
Net (decrease) increase in cash and cash equivalents	(89,202)	28,849
Cash and cash equivalents at beginning of period	200,851	126,898
Cash and cash equivalents at end of period	$111,649	$155,747

Supplemental disclosure of non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	161	—
Receivable from exercise of common stock options	—	128
Common stock offering costs included in accounts payable and accrued expenses	—	1,017
Capital lease assets obtained in exchange for capital lease liabilities	1,034	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIELA BIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the business and basis of presentation

Viela Bio, Inc. (“Viela” or the “Company”) is a biotechnology research, development, and commercialization company pioneering and advancing treatments for severe inflammation and autoimmune diseases by selectively targeting shared critical pathways that are the root cause of disease. The Company was incorporated on December 11, 2017 under the laws of the State of Delaware. The Company’s lead molecule, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, the Company reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. The Company received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration (the “FDA”) in April 2019 and in August 2019, the FDA accepted for review the Company’s Biologics License Application (“BLA”) for inebilizumab. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. The Company commercially launched Uplizna® following the FDA approval in June.

In addition, the Company has a pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. In light of the COVID-19 pandemic, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company had paused enrollment of new patients in certain of its clinical trials, most of which the Company recently resumed in the fourth quarter of 2020.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successfully commercializing its approved product Uplizna® for the treatment of patients with NMOSD, ability to secure additional capital to fund operations, completion and success of clinical testing, compliance with applicable governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. The Company expects to continue to incur expenses related to commercialization activities, including marketing expenses, as well as manufacturing and distribution costs for Uplizna® for treatment in patients in the US with NMOSD. Drug candidates currently under development will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities.

In October 2019, the Company completed an initial public offering (the “IPO”) of its common stock and issued and sold 9,085,000 shares of common stock, which included 1,185,000 shares issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $172,615 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $156,927. Upon the closing of the IPO, the outstanding shares of series A redeemable convertible preferred stock (the “Series A Preferred Stock”), and series B redeemable convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) converted into an aggregate of 40,618,706 shares of common stock.

In April 2020, Viela Bio BV, a wholly-owned subsidiary of the Company (the “ Dutch Subsidiary”), was established as a legal entity domiciled in the Netherlands, for the purpose of import and export of drug substances and drug products in connection with development and commercialization of medicines. The Dutch Subsidiary did not have any operations during the interim period and as of September 30, 2020.

In June 2020, the Company completed an underwritten public offering of its common stock and issued and sold 3,600,000 shares of common stock, at a public offering price of $47.00 per share, for aggregate gross proceeds of $169,200 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $158,338.

In September 2020, Viela Bio GmbH, a wholly-owned subsidiary of the Dutch Subsidiary (the “Swiss Subsidiary”) was established as a legal entity domiciled in the Switzerland, for the purpose of the manufacture and trade of products as well as the provision of management, administrative, accounting and legal services to members of the Viela Group of companies.  The Swiss Subsidiary did not have any operations during the interim period and as of September 30, 2020.

COVID-19

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, the Company is not experiencing significant impact or delays from COVID-19 on its business, operations and commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company had paused enrollment of new patients in certain of our clinical trials, most of which the Company recently resumed.

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the recognition of research and development expenses based on when services are performed, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

The Company’s contracts with its specialty distributor (the “SD”) and specialty pharmacy (the “SP”), referred to as its customers, are within the scope of ASC 606. Contractual performance obligations are limited to transfer of control of Uplizna®  to the customer. The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, in our consolidated financial statements upon transfer of control of Uplizna® to the customer. The transfer of control occurs at a point-in-time upon the customer’s receipt of the product after considering when the customer obtains legal title to the product and the customer has accepted the product. At this point, customers can direct the use of and obtain substantially all of the remaining benefits of the product.

The customer is initially invoiced at the contractual list price for Uplizna®. Revenue is reduced from contractual list price at the time of recognition for expected chargebacks, rebates, discounts, and certain fees, which are referred to as gross to net adjustments, or GTN adjustments. These reductions are primarily attributed to government programs such as the Federal Supply Schedule, Tricare, Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts and pricing protection below the wholesaler list price. In addition, the reductions also include expected copay assistance for commercially insured patients, prompt-pay discounts and certain fees paid to the specialty distributor and specialty pharmacy based on contractually determined rates. The GTN adjustments are generally reflected as either a reduction to receivables (and settled through the issuance of credits), or, are reflected as a liability and settled through cash payments. The Company does not offer a general right of return and accordingly does not include product returns within the GTN adjustments.

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

License revenue

Refer to Note 13 for additional discussion of license and collaboration agreements.

Accounts Receivable

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

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacy in the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of September 30, 2020, the Company believes that such customers are of high credit quality and the expected credit losses are immaterial.

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

The Company began capitalizing inventories upon FDA approval of Uplizna® on June 11, 2020. Once capitalized, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (“FIFO”) cost method. Inventories consist of raw materials, work in process and finished goods. Costs incurred prior to the FDA approval of Uplizna® have been recorded as research and development expenses because of the uncertainty as described above.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred.

Cost of Product Sold

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenues during the respective period, and third-party royalties payable on our net product revenues. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, amortization of intangible asset, and manufacturing variances.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Series A and Series B Preferred Stock were anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the nine months ended September 30, 2019 does not include 35,931,206 shares of Series A Preferred Stock, 4,687,500 shares of Series B Preferred Stock and 391,720 shares of restricted common stock.

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

For the three and nine months ended September 30, 2020 and 2019, there were no reconciling items between basic and diluted net loss per share. At September 30, 2020, the Company had outstanding stock options totaling 4,408,207. At September 30, 2019, the Company had outstanding stock options and restricted stock awards totaling 3,515,355, respectively. These common stock equivalents are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

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

Intangible assets, net

The Company’s intangible assets consist of in-licensed rights, which are stated in the Company’s consolidated balance sheets net of accumulated amortization and impairments, if applicable, and are amortized using a straight-line method over their useful lives. Additionally, the intangible assets are reviewed for impairment whenever a triggering event occurs.

The in-licensed rights relate to agreements with previous developers of Uplizna®. As a result of the FDA approval of Uplizna® on June 11, 2020, the Company was required to make milestone payments of $19,700. As these represent payments securing the Company’s rights with respect to an acquired in-process R&D asset that is now considered complete based on its approval by the FDA, the Company has capitalized such payments as intangible assets. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents which is the expected time period that the Company will benefit from the in-licensed rights. Amortization related to the in-licensed rights, which commenced in the third quarter of 2020 and was included in cost of products sold in the consolidated statement of operations and comprehensive loss, for the three and nine months ended September 30, 2020 was $549.

The following table summarizes the estimated future amortization for the in-licensed rights (unaudited):

Year Ending December 31,
2020 (remaining three months)	$471
2021	1,884
2022	1,884
2023	1,884
2024	1,884
Thereafter	11,144
Total	$19,151

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less at lease inception may be accounted for similar to existing guidance for operating leases today. For public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the guidance will have on its consolidated financial statements and will adopt this standard in its annual financial statements for the year ended December 31, 2020.

3. Accounts receivable, net

The following table summarizes the components of the Company’s accounts receivable as of September 30, 2020 and December 31, 2019 (unaudited):

	September 30, 2020	December 31, 2019
Product sales receivable, net	$2,507	$—
License receivable	—	30,000
Total accounts receivable, net	$2,507	$30,000

4. Cash, cash equivalents and marketable securities

The following is a summary of the Company’s cash, cash equivalents and available-for-sale marketable securities by significant investment category (unaudited):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$46,344	$—	$—	$46,344	$46,344	$—	$—
Level 1
Money market funds	65,305	—	—	65,305	65,305	—	—
Subtotal	65,305	—	—	65,305	65,305	—	—
Level 2
U.S. Treasury securities	48,333	74	—	48,407	—	48,407	—
Commercial paper	128,255	15	(4)	128,266	—	128,266	—
Corporate debt securities	98,948	268	(1)	99,215	—	96,861	2,354
Subtotal	275,536	357	(5)	275,888	—	273,534	2,354
Total	$387,185	$357	$(5)	$387,537	$111,649	$273,534	$2,354

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,821	$—	$—	$26,821	$26,821	$—	$—
Level 1
Money market funds	157,777	—	—	157,777	157,777	—	—
Subtotal	157,777	—	—	157,777	157,777	—	—
Level 2
U.S. Treasury securities	9,623	7	—	9,630	—	4,805	4,825
Commercial paper	55,021	4	(9)	55,016	13,050	41,966	—
Corporate debt securities	96,964	28	(25)	96,967	3,203	67,174	26,590
Subtotal	161,608	39	(34)	161,613	16,253	113,945	31,415
Total	$346,206	$39	$(34)	$346,211	$200,851	$113,945	$31,415

The maturities of the Company’s long-term marketable securities ranges from one to two years.

5. Inventory

The following table sets forth the Company’s inventories for Uplizna® as of September 30, 2020 and December 31, 2019 (unaudited):

	September 30, 2020	December 31, 2019
Raw materials	$—	$—
Work in process	424	—
Finished goods	14	—
Total	$438	$—

As of September 30, 2020 the Company has not capitalized inventory costs related to its other drug development programs.

6. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders, provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled to vote thereon. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of preferred stock. Through September 30, 2020, no cash dividends had been declared or paid.

7. Redeemable convertible preferred stock

Prior to the IPO, the authorized capital stock of the Company included 40,618,706 shares of Preferred Stock, of which 35,931,206 shares were designated as Series A Preferred Stock and, 4,687,500 shares were designated as Series B Preferred Stock. Upon the closing of the IPO, the Company’s outstanding Preferred Stock converted into 40,618,706 shares of common stock.

8. Stock-based compensation

During the nine months ended September 30, 2020, the Company granted 1,523,447 stock options with a weighted average exercise price of $41.03 per share and a weighted average grant date fair value of $22.50 per share. The Company reserved 1,625,574 shares of common stock for future issuance under the Equity Incentive Plan.

As of September 30, 2020, there was approximately $38,822 in total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 3.16 years.

During the nine months ended September 30, 2020, all 372,157 shares of restricted stock awards vested.

Stock-based compensation

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was comprised of the following (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,367	$460	$4,372	$1,100
General and administrative	1,984	471	4,776	1,118
Total	$3,351	$931	$9,148	$2,218

9. Income taxes

During the nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of generation of significant revenue from product sales since inception through September 30, 2020 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of September 30, 2020 and December 31, 2019, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the U.S., Maryland and certain other states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is examining the impact that the CARES Act may have on its business. The Company intends to claim the refundable employee retention credits and is evaluating whether it will defer any of the employer side social security payments. The Company does not believe that the income tax modifications mentioned above will affect its deferred tax assets or liabilities based on the Company’s facts and circumstances.

10. Benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $232 and $110, during the three months ended September 30, 2020 and 2019, respectively, and $812 and $353 during the nine months ended September 30, 2020 and 2019, respectively.

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

Milestone and Royalty Payments

At the inception of each license and collaboration agreement with third parties, which may require the Company to make milestone payments, the Company evaluates whether each milestone and royalty payments are substantive and at risk to both parties on the basis of the contingent nature of the milestone and royalty. The Company aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones and royalties. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing a molecule against the specified target. Development milestones are typically reached when a molecule reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones and royalties are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. The Company recorded approximately $19,700 of regulatory milestone payments related to in-licensed rights as an intangible asset in June 2020, in connection with the approval of Biologics License Application by the FDA for Uplizna® for the treatment of NMOSD. See Note 2 for further discussion. In August 2019, the Company incurred approximately $19,800 of regulatory milestone payments in connection with the acceptance for review by the FDA of the Company’s BLA for inebilizumab, which were recorded within research and development expenses in the consolidated statements of operations and comprehensive loss.

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

Rent expense was $189 and $64 for the three months ended September 30, 2020 and 2019, respectively, and $530 and $167 for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the Company’s future contractual payments for operating leases as of September 30, 2020:

Year Ending December 31,
2020 (remaining three months)	$233
2021	536
2022	138
2023	138
2024	138
Thereafter	23
Total	$1,206

Capital Lease Commitments

In December 2019, the Company entered into a non-cancelable capital lease agreement for lab equipment. The lease term is 60 months with a commencement date of June 1, 2020.

Future minimum lease payments under non-cancelable capital lease as of September 30, 2020 are as follows:

Year Ending December 31,
2020 (remaining three months)	$59
2021	239
2022	239
2023	239
2024	239
Thereafter	99
Total minimum lease payments	1,114
Less: Amount representing interest	(140)
Present value of net minimum lease payments	$974

The present value of net minimum lease payments of $974 is reflected in the consolidated balance sheet as current and non-current capital lease liabilities of $186 and $788, respectively, as of September 30, 2020. There was no capital lease liability as of December 31, 2019.

12. Related party transactions

In connection with the acquisition of a portfolio of clinical molecules and pre-clinical molecules for potential therapies for autoimmune diseases and inflammation from MedImmune, LLC, MedImmune Limited (collectively, “MedImmune”), and AstraZeneca Collaboration Ventures, LLC (together with MedImmune, the “AZ Parties”), the Company also entered into certain other agreements with the AZ Parties, including transition services agreement, a clinical supply agreement, a commercial supply agreement, a master supply and development services agreement, and a long-term lease agreement. During the three and nine months ended September 30, 2020, the Company incurred $4,821 and $17,964 of costs under these agreements, respectively. As of September 30, 2020 and December 31, 2019, the Company recorded $4,638 and $12,892 as related party liabilities on the consolidated balance sheet, respectively. During the three and nine months ended September 30, 2019, the Company incurred $13,169 and $28,805 of costs under these agreements, respectively.

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

Overview

We are a biotechnology company pioneering treatments for autoimmune disease. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple indications. We believe this approach, which targets the underlying molecular pathogenesis of the disease allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple diseases for each of our product candidates. Our lead molecule, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration (the “FDA”) in April 2019 and in August 2019, the FDA accepted for review our BLA for inebilizumab. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June.

Regulatory applications have also been filed in several other countries for inebilizumab in patients with NMOSD, based on results from the N-MOmentum trial.  In October 2020, a BLA was accepted by the National Medical Products Administration in China.  In June and September 2020, respectively, a marketing authorization application, or MAA, was filed in Japan and South Korea, and the filing of an MAA  with the European Medicines Agency, or EMA, remains in process.  If approved, Mitsubishi Tanabe Pharma Corporation (“MTPC”) and Hansoh Pharma, our partners in Asia, will be responsible for commercializing inebilizumab in their respective territories, and we will be eligible for payments based on certain commercial milestones, as well as royalties on sales revenue.

Furthermore, we recently initiated a Phase 3 trial of inebilizumab for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and a Phase 3 trial of inebilizumab for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies.

In addition, we have a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we expect to complete pre-clinical toxicology studies to enable a submission of an IND in 2020.

In November 2020, we reported the final data from our Phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. In this trial, treatment with VIB7734 was shown to potently deplete plasma dendritic cell (pDCs), both in blood and in cutaneous lupus erythematosus (CLE) skin lesions. Most patients experienced a clinically significant reduction in the extent and severity of skin lesions following treatment with VIB7734. Rates of adverse events were similar between VIB7734 and placebo groups. Based on results from the Phase

1b study, we have selected systemic lupus erythematosus (SLE) as the lead indication of a planned Phase 2 trial, anticipated to initiate in the first half of 2021.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying and developing product candidates, enhancing our intellectual property portfolio, undertaking research, conducting pre-clinical studies and clinical trials, conducting pre-commercial and commercial launch activities, and securing manufacturing for our development programs. We have one product approved for sale, Uplizna® in the US, and have not generated any significant revenue from product sales to date. To date, we have funded our operations primarily with proceeds from the private placement of convertible preferred stock, the initial public offering of our common stock, or the IPO, the underwritten public offering of our common stock in June 2020 and collaboration agreements.

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs, and employee payroll expense, professional services expense and other administrative expenses included in general and administrative expenses. Our net loss was $37.6 million and $117.3 million for the three and nine months ended September 30, 2020, respectively. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our clinical trials and our expenditures related to other research and development activities, as well as the timing of collaboration agreements and any future commercialization success. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through pre-clinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. In addition, if we obtain marketing approval for any product candidate, we expect to incur additional pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

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

We initiated patient screening for Phase 1 trial with VIB7734, which has demonstrated an ability to regulate key inflammatory mediators, in patients with COVID-19-related acute lung injury. This Phase 1 trial is on-going. Results from this study are anticipated in the first half of 2021.

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we had paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We recently resumed our Phase 2b trial of VIB4920 in Sjögren’s syndrome and our Phase 2 trial of VIB4920 in rheumatoid arthritis. Our ability to re-open enrollment, and continue enrollment, in any paused clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment, and continue enrollment, in each of these paused clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities. Additionally, with respect to our commercial launch of Uplizna®, we believe that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians. Furthermore, we believe some prescribing physicians are reluctant to change existing treatment regimens for patients, except in the event of significant need, without first meeting patients in-person prior to making such a change. The ongoing pandemic has led to increased challenges in having in-person meetings between patients and prescribing physicians. We believe these factors are adversely impacting, and may continue to adversely impact for the duration of the pandemic, the number of new prescriptions written for Uplizna®.  For the three months ended September 30, 2020, we filled approximately 20 prescriptions for Uplizna® and in the month of October we filled approximately 19 prescriptions for Uplizna®.  We plan to continue to adapt our commercialization efforts to address the uncertainty presented by this treatment environment.

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

Components of our Results of Operations

Revenue

We did not generate any revenue from the sale of products since our inception through June 30, 2020. We initiated the commercial launch of Uplizna® and generated revenue from the sale of products in the third quarter of 2020. We have generated revenue from commercial license and collaboration agreements related to the treatment of NMOSD with inebilizumab. We do not expect any revenues that we may generate in the near future to be significant enough to fund our operations. We generated $20 million of license revenue in the prior nine-month period-ended September 30, 2019.

In connection with the license agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, dated October 8, 2019, we entered into a supply agreement with MTPC, pursuant to which, among other things, we will supply products for MTPC’s commercial use.  Under the supply agreement, MTPC provides a forecast of its requirements for product.  Payment is based on the forecasted requirements and becomes due following delivery of product and invoicing by the Company. Changes in demand from MTPC and any adjustments to MTPC’s forecasted requirements of inebilizumab may cause our revenue and net loss to fluctuate significantly from period-to-period, which may result in a high degree of variability in our results of operations

Cost of Product Sold

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenues during the respective period, and third-party royalties payable on our net product revenues. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, amortization of intangible asset, and manufacturing variances. The Company presently expects to have a lower cost of product sold until 2023.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation for personnel in our executive, finance and other administrative functions. Other significant costs include facility and/or rent-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization and commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Product revenue, net	$2,316	$—	$2,316
Total Revenue	2,316	—	2,316
Operating expenses:
Cost of products sold	650	—	650
Research and development	25,890	38,700	(12,810)
Selling, general and administrative	13,995	10,230	3,765
Total operating expenses	40,535	48,930	(8,395)
Loss from operations	(38,219)	(48,930)	10,711
Other income
Interest income	574	520	54
Total other income	574	520	54
Net loss	$(37,645)	$(48,410)	$10,765

Product Revenue.    Product revenue was $2.3 million for the three months ended September 30, 2020, due to U.S. sales from our sole commercial product, Uplizna®, which was approved by the FDA on June 11, 2020. There was no product revenue generated during the three months ended September 30, 2019.

Cost of Product Sold.    The cost of product sold consists of costs related to the sales of Uplizna®. These costs include materials, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of Uplizna®. During the three months ended September 30, 2020, the cost of product sold was $0.7 million and consisted of $0.6 million in amortization expense related to the $19.7 million milestone payments upon regulatory approval of Uplizna® and $0.1 million in royalties owed on net sales of Uplizna® in the three months ended September 30, 2020.

Research and Development Expenses.    Research and development expenses were $25.9 million and $38.7 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $12.8 million was primarily driven by regulatory milestone payments of approximately $19.8 million in September 2019, in connection with acceptance for review by the FDA of the Company’s BLA for inebilizumab in patients with NMOSD in August 2019, partially offset by an increase of $1.4 million in personnel related costs due to an increase in headcount, and $5.6 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and approval process, and clinical trials for other potential indications for inebilizumab.

General and Administrative Expenses.    General and administrative expenses were $14.0 million and $10.2 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $3.8 million was due primarily to increases of $3.6 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and an increase of $1.8 million of facility related and other administrative expenses, partially offset by a decrease of $1.3 million in professional services related to accounting services, corporate legal fees and patent legal fees.

Interest Income.    Interest income was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $0.1 million was due primarily to higher cash and cash equivalents and marketable securities held during the three months ended September 30, 2020 compared to the corresponding period in 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Product revenue, net	$2,316	$—	2,316
License Revenue	—	20,000	(20,000)
Total Revenue	2,316	20,000	(17,684)
Operating expenses:
Cost of products sold	650	—	650
Research and development	78,131	72,113	6,018
Selling, general and administrative	43,685	24,575	19,110
Total operating expenses	122,466	96,688	25,778
Loss from operations	(120,150)	(76,688)	(43,462)
Other income
Interest income	2,871	1,829	1,042
Total other income	2,871	1,829	1,042
Net loss	$(117,279)	$(74,859)	$(42,420)

Revenue.   Product revenue was $2.3 million for the nine months ended September 30, 2020, due to U.S. sales from our sole commercial product, Uplizna®, which was approved by the FDA on June 11, 2020. There was no product revenue generated during the nine months ended September 30, 2019. License revenue was $20.0 million for the nine months ended September 30, 2019, due to the revenue recognized pursuant to the Co-Development and Commercial License Agreement by and between us and Hansoh Pharma dated May 24, 2019. There was no license revenue generated during the nine months ended September 30, 2020.

Cost of Product Sold.   The cost of product sold consists of costs related to the sales of Uplizna®. These costs include materials, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of Uplizna®. During the nine months ended September 30, 2020, the cost of product sold was $0.7 million and consisted of $0.6 million in amortization expense related to the $19.7 million milestone payments upon regulatory approval of Uplizna® and $0.1 million in royalties owed on net sales of Uplizna® in the nine months ended September 30, 2020. There was no cost of product sold during the nine months ended September 30, 2019.

Research and Development Expenses.    Research and development expenses were $78.1 million and $72.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $6.0 million was primarily driven by an increases of $8.8 million in personnel related costs due to an increase in headcount, and $17.0 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and approval process, and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920, partially offset by regulatory milestone payments of approximately $19.8 million in September 2019, in connection with acceptance for review by the FDA of the Company’s BLA for inebilizumab in patients with NMOSD in August 2019 .

General and Administrative Expenses.    General and administrative expenses were $43.7 million and $24.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $19.1 million was due primarily to increases of $13.5 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and $5.3 million in insurance, facility related and other administrative expenses, and $0.4 million in professional services related to accounting services, corporate legal fees and patent legal fees.

Interest Income.    Interest income was $2.9 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $1.0 million was due primarily to higher cash and cash equivalents and marketable securities held during the nine months ended September 30, 2020 compared to the corresponding period in 2019.

Liquidity and Capital Resources

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had cash and cash equivalents of $111.6 million.

The following table sets forth a summary of the net cash flow activity for each period presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(97,654)	$(69,202)
Investing activities	(150,910)	(67,912)
Financing activities	159,362	165,963
Net increase (decrease) in cash	$(89,202)	$28,849

Operating Activities

Net cash used in operating activities was $97.7 million and $69.2 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $117.3 million, partially offset by non-cash charges of $10.4 million related to depreciation and amortization, stock-based compensation expense and net amortization of premiums on marketable securities, and cash provided by changes in our operating assets and liabilities of $9.2 million. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to our net loss of $74.9 million, partially offset by non-cash charges of $2.3 million related to stock-based compensation expense and depreciation, and cash provided by changes in our operating assets and liabilities of $3.4 million.

Investing Activities

Net cash used in investing activities was $150.9 million for the nine months ended September 30, 2020. The net cash used in investing activities was primarily due to purchases of marketable securities of $266.5 million, sales and maturities of marketable securities of $136.0 million, purchase of intangible asset of $19.7 million as a result of milestone payments upon the regulatory approval of Uplizna® on June 11, 2020, and purchase of property and equipment of $0.7 million. The net cash used in investing activities for the nine months ended September 30, 2019 was $67.9 million primarily due to purchase of marketable securities of $67.4 million and purchases of property and equipment of $0.5 million.

Financing Activities

Net cash provided by financing activities was $159.4 million for the nine months ended September 30, 2020 primarily due to net proceeds received from issuance of 3,600,000 shares of common stock in the underwritten public offering of $158.4 million and proceeds from exercise of stock options of $1.0 million. Net cash provided by financing activities was $166.0 million for the nine months ended September 30, 2019 primarily due to proceeds from the issuance of series A-2 redeemable convertible preferred stock and series B redeemable convertible preferred stock of $167.0 million and proceeds from exercise of stock options of $1.3 million, partially offset by cash paid for deferred offering costs of $2.3 million in connection with the IPO.

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

Our future capital requirements will depend on many factors, including:

•

the revenue received from commercial sales of Uplizna® or any potential commercial sales of our product candidates, if approved, and product pricing, as well as product coverage and the adequacy of reimbursement of third-party payors, relating to Uplizna® or any such product, if approved;

•

the cost of commercialization activities for and manufacturing of Uplizna® and our product candidates if we receive marketing approval for any such product candidate, including marketing, sales and distribution costs;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,206	$736	$275	$195	$—
Capital lease obligations	1,114	239	476	399	—
Total	$2,320	$975	$751	$594	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Except as described below with respect to revenue recognition for product revenue, accounts receivable and inventory, during the three months ended September 30, 2020, there have been no material changes to our critical accounting policies disclosed in our Annual Report for our fiscal year ended December 31, 2019.

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

Our contracts with a specialty distributor, or SD, and a specialty pharmacy, or SP, which we refer to as our customers, are within the scope of ASC 606. Contractual performance obligations are limited to transfer of control of Uplizna® to the customer. We recognize product revenues, net of variable consideration related to certain allowances and accruals, in our consolidated financial statements upon transfer of control of Uplizna® to the customer. The transfer of control occurs at a point-in-time upon the customer’s receipt of the product after considering when the customer obtains legal title to the product and the customer has accepted the product. At this point, customers can direct the use of and obtain substantially all of the remaining benefits of the product.

The customer is initially invoiced at the contractual list price for Uplizna®. Revenue is reduced from contractual list price at the time of recognition for expected chargebacks, rebates, discounts, and certain fees, which are referred to as GTN adjustments. These reductions are primarily attributed to government programs such as the Federal Supply Schedule, Tricare, Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts and pricing protection below the wholesaler list price. In addition, the reductions also include expected copay assistance for commercially insured patients, prompt-pay discounts and certain fees paid to the specialty distributor and specialty pharmacy based on contractually determined rates. The GTN adjustments are generally reflected as either a reduction to receivables (and settled through the issuance of credits), or, are reflected as a liability and settled through cash payments. We do not offer a general right of return and accordingly do not include product returns within the GTN adjustments.

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

.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in the customers’ credit profiles. We provide reserves against trade receivables for estimated credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve.

Other Company Information

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks, foreign currency exchange rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. Our marketable securities consist of commercial paper, corporate notes and U.S. treasury notes. We have not experienced any significant losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. However, uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could deteriorate and may have an adverse impact on the carrying value of these investments.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

We have incurred significant operating losses since our inception, including an operating loss of $37.6 million and  $117.3 million for the three and nine months ended September 30, 2020, respectively. To date, we have financed our operations through private placements of our preferred stock and public offering of our common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The operating losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	pursue commercial activities and manufacturing for Uplizna® for treatment in patients with NMOSD;
•	continue development of our product candidates, including initiating additional clinical trials of inebilizumab, VIB4920 and VIB7734;
•	identify, acquire and develop new product candidates;
•	initiate nonclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	continue to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	attract, hire and retain additional personnel;
•	enter into additional collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	make royalty, milestone or other payments under current and any future in-license or collaboration agreements;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•	encounter developments related to the coronavirus pandemic and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related activities; and
•	incur increased costs as a result of operating as a public company.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*

The development of biological products is capital-intensive. We expect our expenses to increase in parallel with our ongoing activities, particularly as commercialize and manufacture Uplizna® for treatment in patients with NMOSD and conduct larger-scale clinical trials of, and seek marketing approval for, our other product candidates. If we obtain marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, our expenses could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform nonclinical studies and clinical trials in addition to those that we currently anticipate. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our clinical programs, development efforts or any future commercialization efforts.

As of September 30, 2020, we had $111.6 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations into 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

•

the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for Uplizna® for treatment in patients in the US with NMOSD or any of our product candidates for which we receive marketing approval;

•	revenue received from commercial sales of Uplizna®;
•	the scope, progress, results and costs of nonclinical development, laboratory testing and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Risks Related to Development of Our Product Candidates

We depend heavily on the success of inebilizumab, VIB4920 and VIB7734, which are in various stages of clinical development and commercialization. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We do not currently generate any significant revenues from sales of any products. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. Even if we successfully commercialize Uplizna® or any of our product candidates, if approved, our commercial opportunities may be limited.

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

We have three product candidates in various stages of clinical development and two product candidates in the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-

cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® in June following FDA approval. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome, which is designed as Phase 3-enabling, and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. In November 2020, we reported the final data from our phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. We also have pre-clinical product candidates that will need to progress through IND-enabling studies prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

Other than the BLA for inebilizumab in patients with NMOSD that we submitted to the FDA in June 2019, which the FDA accepted for review in August 2019 and approved for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses, we have submitted a BLA in Europe, and our collaborators have submitted BLAs in Japan, Korea, and China. We may never submit marketing applications to the FDA or comparable foreign regulatory authorities for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials and we do submit marketing applications seeking regulatory authorization for their use. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

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

Similar to Uplizna®, we plan to seek regulatory approval to commercialize our product candidates in the United States and potentially in foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries we will be required to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The risk of failure in drug development is high. The FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. All our remaining product candidates are in clinical and pre-clinical development. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement and can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove to be effective or safe in humans or will receive marketing approval.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of Uplizna® or any additional product candidates, if approved, may be delayed, and our business will be harmed.

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

If we fail to achieve announced milestones in the timeframes we expect, the commercialization and clinical development of any of our product candidates may be delayed, and our business and results of operations may be harmed.

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

All of our product candidates modulate the immune system and carry risks, including the theoretical risk of serious infections and cancer. Across both the randomized and open-label treatment in our N-MOmentum trial for inebilizumab, the most common adverse reactions (greater than 10%) were urinary tract infection (20%), nasopharyngitis (13%), infusion reaction (12%), arthralgia (11%), and headache (10%). The most common infections reported by Uplizna® -treated patients in the randomized and open-label periods included urinary tract infection (20%), nasopharyngitis (13%), upper respiratory tract infection (8%), and influenza (7%). In addition, two deaths were reported in the ongoing open-label period. One death occurred in a patient experiencing a myelitis attack and was considered unrelated to inebilizumab by the investigator. The second death was due to complications from mechanical ventilator-associated pneumonia in a patient who developed new neurological symptoms and seizures, the cause of which could not be definitively established. The possibility that the death was treatment-related could not be ruled out, and as a result, under the terms of the protocol for the trial, the death was assessed as treatment-related. There can be no assurance a foreign regulatory authority will agree with the classifications of the deaths made by the investigators or that we will not be required to conduct additional clinical trials of inebilizumab in order to establish an adequate safety database.

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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products, and if we promote our products beyond their approved indications, we may be subject to enforcement actions or prosecution arising from that off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs and biologics may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Accordingly, with the marketing approval for Uplizna®, we and our CMOs and other third-party partners will continue to expend time, money and effort in all areas of regulatory compliance, including promotional and labeling compliance, manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

With the approval of Uplizna®, we are subject to additional healthcare statutory and regulatory requirements and oversight by federal and state governments as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other healthcare providers and third-party payors will play a primary role in the recommendation, prescription and use of any product candidates for which we obtain marketing approval. Our arrangements with such third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Restrictions under applicable domestic and foreign healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. With the approval of Uplizna® by FDA, we are subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. If inebilizumab or any of our other product candidates are approved by comparable foreign regulatory authorities, we be subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, resulting in government enforcement actions.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues in such jurisdictions, if any.

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

Risks Related to Our Dependence on Third Parties

We are reliant on AstraZeneca for a period of time for certain services and for the clinical supplies of our product candidates and the commercial supplies of Uplizna®.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical studies and clinical trials, as well as for the commercial manufacture of Uplizna®. In particular, we rely on AstraZeneca for the manufacture of the current clinical and commercial supplies of Uplizna®, and for the current clinical and nonclinical supplies of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Related to the Commercialization of Our Product Candidates

Uplizna®, which received FDA approval in June 2020, or any of our product candidates that receive marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Uplizna®, which received FDA approval in June 2020, or any of our product candidates that receive marketing approval, if any, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If Uplizna® or our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of Uplizna® or our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Specifically, there are a number of companies developing or marketing treatments for autoimmune diseases, including many major pharmaceutical and biotechnology companies. Uplizna®, our approved product for the treatment of patients with NMOSD, will compete with eculizumab from Alexion Pharmaceuticals, Inc., or Alexion, marketed as Soliris®, and satralizumab, marketed as Enspryingtm from Chugai Pharmaceuticals Co., Ltd., each for the treatment of patients with NMOSD. Both products have achieved successful pivotal studies in NMOSD and in June 2019, Alexion received FDA approval of Soliris® for the treatment of adults with NMOSD and in August 2020 Chugai received approval for Enspryingtm for the treatment of adults with NMOSD. If VIB4920 is approved, it would compete with: (a) if approved, dapirolizumab pegol, an investigational anti-CD40L pegylated Fab being developed in SLE jointly by UCB and Biogen, (b) Belatacept (NULOJIX®), a selective T cell costimulation blocker indicated for prophylaxis of organ rejection in adult patients receiving a kidney transplant, developed by Bristol-Myers Squib, (c) if approved, BI 655064, a humanized mouse anti-human mAb being developed in SLE as part of a global collaboration of AbbVie and Boehringer Ingelheim, (d) if approved, CFZ533, a mAb being developed in primary Sjögren’s syndrome by Novartis and (e) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop VIB4920. If VIB7734 is approved, it would compete with: (a) if approved for lupus, BIIB059, a mAb targeting BDCA2, which is a protein present in specific cells within the immune system, being developed by Biogen, (b) if approved for systemic sclerosis, Nintedanib, a tyrosine kinase inhibitor being developed by Boehringer Ingelheim and (c) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop VIB7734.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our marketing approval. For example, in June 2019 Alexion received FDA approval of Soliris® for the treatment of adults with NMOSD and in August 2020 Chugai received approval for Enspryingtm for the treatment of adults with NMOSD. Some of the important competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Uplizna®, as well as any product candidates that we are able to commercialize, if any, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

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

We likely will have more limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively, or they may fail to comply with promotional requirements for prescription products that could render our products misbranded in violation of FDA regulations and thus potentially subject to enforcement. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our other product candidates that receive marketing approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing Uplizna® or any of our other product candidates, either on our own or through collaborations with one or more third parties, our business, results of operations, financial condition and prospects will be materially adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the evaluation of our product candidates in human clinical trials and will face an even greater risk with the commercialization of Uplizna®. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our current product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials and have increased our insurance coverage as we commence commercialization of Uplizna®. Insurance coverage is increasingly expensive. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with Uplizna® and any of our future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for Uplizna® and any of our future product candidates may be limited or may not be amenable to treatment with Uplizna® and any of our products, if and when approved. Even if we obtain significant market share for Uplizna® and any of our products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

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

Some intellectual property has been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a commercial-stage company, and, as of September 30, 2020, had 166 employees. We are highly dependent on the research and development, clinical and business development expertise of Zhengbin (Bing) Yao, Ph.D., our President and Chief Executive Officer, and Jörn Drappa, M.D., Ph.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with some of our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations and, if approved, commercialization plans. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we had paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We recently resumed our Phase 2b trial of VIB4920 in Sjögren’s syndrome and our Phase 2 trial of VIB4920 in rheumatoid arthritis. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. Our ability to re-open enrollment in any paused clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in each of the paused clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

Additionally, with respect to our commercial launch of Uplizna®, we believe that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians. Furthermore, we believe some prescribing physicians are reluctant to change existing treatment regimens for patients, except in the event of significant need, without first meeting patients in-person prior to making such a change. The ongoing pandemic has led to increased challenges in having in-person meetings between patients and prescribing physicians. We believe these factors are adversely impacting, and may continue to adversely impact for the duration of the pandemic, the number of prescriptions written for Uplizna®. We plan to continue to adapt our commercialization efforts to address the uncertainty presented by this treatment environment.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses to stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2020 that were not registered under the Securities Act.

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

We had not used any of the net proceeds from the IPO as of September 30, 2020. We have invested the net proceeds from the IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 4, 2019.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

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

VIELA BIO, INC.

Date: November 10, 2020	By:	/s/ Mitchell Chan
Mitchell Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2020	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)