Form 10-K
period 2020-12-31
Viela Bio, Inc.
filed 2021-03-01
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.07 billion.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 54,950,149. Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	The anticipated consummation of the acquisition of Viela Bio by Horizon Therapeutics and the timing and benefits thereof;
•	our ability to maintain regulatory approval of Uplizna®, and if approved, our other product candidates;
•	our ability to successfully commercialize and market Uplizna®, and if approved, our other product candidates;
•	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
•	the potential market size, opportunity and growth potential for Uplizna®, and if approved, our other product candidates;
•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Uplizna® outside the United States, and if approved, our other product candidates;
•	our ability to obtain funding for our operations;
•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit and enroll suitable patients in our clinical trials;
•	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;
•	the reimbursement for Uplizna® and, if approved, our other product candidates;
•	the degree of market acceptance of Uplizna® and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
•	the rate and degree of market acceptance of Uplizna®, and if approved, our other product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	developments relating to our competitors and our industry;
•	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
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

PART I

Item 1. Business.

Overview

We are a biotechnology company pioneering treatments for autoimmune and severe inflammatory diseases, which we collectively refer to as autoimmune diseases. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple indications. We believe that this approach, which targets the underlying molecular pathogenesis of the disease, allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple indications for each of our product candidates. Our lead molecule inebilizumab, is a humanized monoclonal antibody, or mAb, designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration, or the FDA, in April 2019 and in August 2019, the FDA accepted for review our Biologics License Application, or BLA for inebilizumab. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020.

Regulatory applications have also been filed in several other countries for inebilizumab in patients with NMOSD, based on results from the N-MOmentum trial.  In October 2020, a BLA was accepted by the National Medical Products Administration in China.  In June and September 2020, respectively, a marketing authorization application, or MAA, was filed in Japan and South Korea, and an MAA with the European Medicines Agency, or EMA, was filed in December 2020.  If approved, Mitsubishi Tanabe Pharma Corporation (“MTPC”) and Hansoh Pharma, our partners in Asia, will be responsible for commercializing inebilizumab in their respective territories, and we will be eligible for payments based on certain commercial milestones, as well as royalties on sales revenue.

Furthermore, we recently initiated a Phase 3 trial of inebilizumab for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and a Phase 3 trial of inebilizumab for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies. We are continuing to enroll patients in both of these trials.

In addition, we have a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we completed pre-clinical toxicology studies and have submitted an IND in Q4 2020.

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we had paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We resumed all of our trials except the Phase 2 trial of inebilzumab in kidney transplant desensitization. Our ability to re-open enrollment, and continue enrollment, in our paused clinical trial will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment, and continue enrollment, in our paused clinical trial will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities. Additionally, we believe that the pandemic has impacted the frequency of patient visits to physicians and has impacted physician office operations. These changes may impact prescribing rates of Uplizna® or other products, if approved.

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

2021 Merger Agreement

On January 31, 2021, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with Horizon Therapeutics USA, Inc., a Delaware corporation (“Parent”), Teiripic Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”), and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc, a public limited company organized under the laws of Ireland (“Ultimate Parent”), pursuant to which Parent, through Purchaser, will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of our common stock, par value $0.001 per share (the “Shares”), at a price of $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, without interest, subject to any applicable withholding taxes. Parent and Purchaser commenced the Offer on February 12, 2021 and are obligated to keep the Offer open for twenty business days following the commencement of the Offer, subject to possible extension under the terms of the Merger Agreement. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”).

Completion of the Offer is subject to the satisfaction or waiver of customary conditions, including (i) there shall have been validly tendered (not including any Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received,” as such term is defined in Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), by the depositary for the Offer pursuant to such procedures) and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Parent and its subsidiaries, represent one more Share than 50% of the total number of (A)  Shares outstanding at the time of the expiration of the Offer plus (B) the aggregate number of Shares issuable to holders of options to purchase Shares (the “Company Options”) from which we have received notices of exercise prior to the expiration of the Offer (and as to which Shares have not yet been issued to such exercising holders of Company Options); (ii) subject to certain materiality exceptions, the truth and accuracy of certain representations and warranties made by us contained in the Merger Agreement; (iii) compliance with, or performance of, in all material respects the covenants and agreements with or of which we are required to comply or perform; (iv) the termination or expiration of any applicable waiting period (and extensions thereof) relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the absence of a material adverse effect on us; and (vi) certain other customary conditions set forth in the Merger Agreement. The Offer and the Merger are not subject to any financing condition.

We expect the Merger to close by the end of first quarter of 2021, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.

Additional information about the Merger and related transactions is set forth in our filings with the Securities and Exchange Commission, or the SEC.

Our Pipeline

We are leveraging our critical biological pathway approach to develop a broad pipeline of product candidates across multiple diseases, which we refer to as indications. The following table summarizes our pipeline:

(1)

We have entered into collaboration agreements with Hansoh Pharmaceutical Group Company Limited and Mitsubishi Tanabe Pharma Corporation to develop and market inebilizumab in China, Hong Kong and Macau and Japan and other Asian countries, respectively.

Inebilizumab. We have initially developed inebilizumab as a potential first-line monotherapy for NMOSD. In January 2019, we announced positive topline data from our N-MOmentum pivotal trial in a broad patient population that included AQP4 antibody positive, or AQP4+, and AQP4 antibody negative, or AQP4-, patients with various degrees of disease severity based on the number of previous attacks. AQP4+ patients, characterized by the presence of autoantibodies to a water channel protein called aquaporin-4, or AQP4, are thought to represent approximately 80% of the NMOSD patient population. Inebilizumab is designed to be dosed with two initial doses on days 1 and 15, followed by dosing every six months thereafter, which is a significantly less frequent dosing regimen compared to other therapies that have been approved or are in clinical development. The trial met its primary and a majority of secondary endpoints, and in May 2019, we presented detailed trial data at the plenary session of the Annual Meeting of the American Academy of Neurology. Based on the results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. The FDA granted Orphan Drug Designation for inebilizumab for the treatment of patients with NMOSD in February 2016 and Breakthrough Therapy Designation in April 2019 and in August 2019, the FDA accepted for review our Biologics License Application, or BLA for inebilizumab. The FDA set a Prescription Drug User Fee Act, or PDUFA date of June 11, 2020. The European Medicines Agency, or EMA, granted orphan designation to inebilizumab for the treatment of NMOSD in March 2017.

Regulatory applications have also been filed in several other countries for inebilizumab in patients with NMOSD, based on results from the N-MOmentum trial.  In October 2020, a BLA was accepted by the National Medical Products Administration in China.  In June and September 2020, respectively, a marketing authorization application, or MAA, was filed in Japan and South Korea, and an MAA was filed with the European Medicines Agency, or EMA, in December 2020.  If approved, Mitsubishi Tanabe Pharma Corporation (“MTPC”) and Hansoh Pharma, our partners in Asia, will be responsible for commercializing inebilizumab in their respective territories, and we will be eligible for payments based on certain commercial milestones, as well as royalties on sales revenue.

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

Two Phase 1 clinical trials of VIB4920 have been completed to date: a Phase 1a single-ascending dose trial in healthy volunteers and a Phase 1b multiple-ascending dose trial in patients with rheumatoid arthritis. In both trials, VIB4920 was generally well-tolerated, with no evidence of platelet aggregation that resulted in thromboembolic side effects with an earlier generation CD40L mAb. In the Phase 1b trial, VIB4920 decreased disease activity in patients with active rheumatoid arthritis, and the majority of patients achieved low-level disease activity or remission at the two highest dose levels. We believe that the dose-dependent reduction in autoantibody levels coupled with the clinical activity observed in rheumatoid arthritis suggest that VIB4920 may effectively block the CD40/CD40L interaction. We have selected two diseases associated with immune overactivation through CD40L as the initial diseases to further evaluate in VIB4920 trials. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is now ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. Furthermore, a Phase 2 trial of VIB4920 in rheumatoid arthritis is ongoing.

VIB7734. VIB7734 is a humanized mAb intended to be a novel treatment for autoimmune diseases where the pathology is driven principally by overproduction of type I interferons and other cytokines secreted by pDCs. VIB7734 is designed to target and bind to ILT7, a cell surface molecule specific to pDCs, leading to their depletion. pDCs generate large amounts of interferons in pathological states. The depletion of pDCs may also decrease other inflammatory cytokines such as TNF-a and IL-6, which are critical to the pathogenesis of a number of autoimmune diseases. We have completed a Phase 1a single-ascending dose trial in patients with any one of the following six autoimmune diseases: SLE, CLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. The Phase 1a trial demonstrated that VIB7734 was generally well-tolerated and reduced pDC levels. In November 2020, we reported the final data from our Phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. In this trial, treatment with VIB7734 was shown to potently deplete plasma dendritic cell (pDCs), both in blood and in cutaneous lupus erythematosus (CLE) skin lesions. Most patients experienced a clinically significant reduction in the extent and severity of skin lesions, as measured by Cutaneous Lupus Erythematosus Disease Area and Severity Index (CLASI) scores, following treatment with VIB7734. Rates of adverse events were similar between VIB7734 and placebo groups. Based on results from the Phase 1b study, we have selected systemic lupus erythematosus (SLE) as the lead indication of a planned Phase 2 trial, anticipated to initiate in the first half of 2021. Furthermore, we initiated patient screening for Phase 1 trial with VIB7734, which has demonstrated an ability to regulate key inflammatory mediators, in patients with COVID-19-related acute lung injury. This Phase 1 trial is on-going and results from this study are anticipated in the first half of 2021.

Pre-clinical Development. We are also conducting pre-clinical research and development on two product candidates. The first candidate, VIB1116, is a mAb designed to decrease the number and function of antigen-presenting dendritic cells. We completed pre-clinical toxicology studies and submitted an Investigational New Drug application, or IND, in Q4 2020. The second candidate is a mAb cytokine fusion protein designed to inhibit inflammatory responses. We are currently conducting pre-clinical efficacy studies of this candidate in animal models.

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

We were incorporated in December 2017 and, in February 2018, we acquired six molecules from MedImmune, of which five constitute our current product candidates, for a purchase price of approximately $142.3 million financed by AstraZeneca’s purchase of our Series A preferred stock. Following the asset purchase, we entered into several agreements with AstraZeneca and MedImmune, including a license agreement, sublicense agreements, a master supply and development services agreement, a transition services agreement, a clinical supply agreement and a commercial supply agreement. Under our commercial supply agreement with AstraZeneca, AstraZeneca has agreed to provide us with commercial supplies of drug product for inebilizumab. We believe that our existing stock of drug substance that has already been manufactured will be sufficient to supply us for approximately the first two years of commercialization of inebilizumab in the United States. See “—Licenses and Strategic Agreements—Clinical Supply Agreement with AstraZeneca UK Limited” and “—Licenses and Strategic Agreements—Commercial Supply Agreement with AstraZeneca UK Limited.”

Concurrent with our acquisition of these MedImmune assets, we also closed a $250 million Series A preferred stock financing with five institutional investors (the “Series A Preferred Stock”). In June 2019, we closed a Series B preferred stock financing with five new institutional investors and one existing institutional investor for aggregate gross proceeds of $75 million (the “Series B Preferred Stock”). In October 2019, we completed an initial public offering, or the IPO of our common stock and issued and sold 9,085,000 shares of common stock at a public offering price of $19.00 per share, for aggregate gross proceeds of $172.6 million. In June 2020, we completed an underwritten public offering of our common stock and issued and sold 3,600,000 shares of common stock at a public offering price of $47.00 per share, for aggregate gross proceeds of $169.2 million and net proceeds before deducting underwriting discounts and commissions and other offering costs.

Our Strategy

Our vision is to become a fully integrated biopharmaceutical company pioneering treatments for autoimmune diseases by focusing on critical biological pathways shared across multiple indications. Key components of our business strategy include the following:

•

Successfully commercialize Uplizna® as a first-line monotherapy treatment for patients with NMOSD. We received Breakthrough Therapy Designation for inebilizumab for the treatment of NMOSD in April 2019, and in August 2019, the FDA accepted for review our BLA for inebilizumab On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020. We believe that we can effectively continue to commercialize inebilizumab in the United States with a focused commercial team targeting a small number of medical centers of excellence that treat approximately 70% of the estimated 10,000 patients with NMOSD. In addition to our collaboration with Hansoh Pharma and MTPC, we are evaluating potential additional partnerships to pursue regulatory approval and commercialization of inebilizumab in NMOSD in other geographic regions outside of the United States.

•

Expand the use of inebilizumab into additional diseases. With the positive data from our pivotal trial in NMOSD, which we believe validates inebilizumab’s mechanism of action of targeting the autoantibody pathway, we plan to expand the use of inebilizumab to other diseases where CD19-expressing B cells are believed to be key drivers of the disease pathogenesis. Based on our extensive understanding of the autoantibody pathway, we recently initiated a Phase 3 trial of inebilizumab for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and a Phase 3 trial of inebilizumab for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies.

•

Rapidly advance VIB4920 and VIB7734 through clinical development for multiple diseases with shared critical biological pathways. VIB4920 demonstrated proof of concept in rheumatoid arthritis in a Phase 1b trial. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. Both of these diseases are associated with immune overactivation through the CD40/CD40L co-stimulatory pathway. Furthermore, a Phase 2 trial of VIB4920 in rheumatoid arthritis is ongoing. In November 2020, we reported the final data from our Phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. In this trial, treatment with VIB7734 was shown to potently deplete pDCs, both in blood and in CLE skin lesions. Most patients experienced a clinically significant reduction in the extent and severity of skin lesions, as measured by CLASI scores, following treatment with VIB7734. Rates of adverse events were similar between VIB7734 and placebo groups. Based on results from the Phase 1b study, we have selected SLE as the lead indication of a planned Phase 2 trial, anticipated to initiate in the first half of 2021. Furthermore, we initiated patient screening for Phase 1 trial with VIB7734, which has demonstrated an ability to regulate key inflammatory mediators, in patients with COVID-19-related acute lung injury. This Phase 1 trial is on-going and results from this study are anticipated in the first half of 2021.

•

Expand our clinical portfolio by initiating clinical trials of two pre-clinical product candidates. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we completed pre-clinical toxicology studies and submitted an IND in Q4 2020. The second candidate is currently in pre-clinical efficacy studies.

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

Autoantibody Pathway
Inebilizumab
CD19
B cell
VIB4920
CD40
CD40L
T cell
Plasmablast
CD19
Plasma cells
CD19
CD40/CD40L Co-stimulatory Pathway
VIB7734
ILT7
pDC
Innate Cytokine Pathway
IFNα
Inflammatory mediators
TNF
IL-6
Mo
mDC
Tissue damage
Inflammation
Fibrosis
Autoimmunity

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

Our lead molecule, inebilizumab, is designed to target these antibody-secreting cells by binding with high affinity to CD19 and depleting CD19-expressing B cells via antibody dependent cellular cytotoxicity, or ADCC, and antibody dependent cellular phagocytosis, or ADCP. CD19 is a molecule broadly expressed on B cells, including some antibody-secreting plasmablasts and plasma cells. In contrast, the expression of CD20, another cell surface molecule expressed on B cells, is lost as B cells differentiate into plasmablasts and plasma cells. Unlike existing CD20 targeting therapies, inebilizumab also directly depletes CD19-expressing plasmablasts and some plasma cells, most of which are not able to be directly targeted by anti-CD20 mAbs.

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

In January 2019, we announced positive topline data from our N-MOmentum pivotal trial. The trial met its primary and a majority of secondary endpoints, and in May 2019, we presented detailed trial data at the plenary session of the Annual Meeting of the American Academy of Neurology. The N-MOmentum trial is a randomized, double-blinded, placebo-controlled, global registration trial that enrolled 231 patients with NMOSD, which is the largest controlled trial conducted in this indication. The primary analysis demonstrated a 77.3% reduction in the risk of developing an NMOSD attack in AQP4+ patients treated with inebilizumab monotherapy compared to placebo. Furthermore, secondary analyses demonstrated statistically significant reductions in worsening of disability, hospitalizations and new MRI lesions. Inebilizumab was generally well-tolerated, with an adverse event rate similar to placebo. Based on the results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020

In addition to NMOSD, we initiated multiple clinical trials of inebilizumab in other indications associated with CD19-expressing B cells, including:

•

a Phase 2 trial in 2019 for kidney transplant desensitization, where high levels of alloantibodies in certain patients may preclude successful identification of a match and transplant commenced with screening of the first patient;

•	a Phase 3 trial for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and
•

a Phase 3 trial for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies.

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

Background and Unmet Need

NMOSD

NMOSD is a unifying term for neuromyelitis optica, previously known as Devic’s disease, and related syndromes. NMOSD is a rare, severe, relapsing, neuroinflammatory autoimmune disease that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. AQP4+ patients are thought to represent approximately 80% of the NMOSD patient population. These AQP4-IgG autoantibodies, produced by plasmablasts and plasma cells, bind primarily to astrocytes in the central nervous system. Binding of AQP4-IgG antibodies to central nervous system cells is believed to trigger attacks, which can damage the optic nerve, spinal cord and brain stem. Loss of vision, paralysis, loss of sensation, bladder and bowel dysfunction, nerve pain and respiratory failure can all be manifestations of the disease. Each NMOSD attack leads to further damage and disability. NMOSD occurs more commonly in women and it may be more common in individuals of African and Asian descent. Currently, patients are treated with immunosuppressants, steroids and off-label use of rituximab in an effort to prevent NMOSD attacks. Patients experiencing an attack are treated with steroids, intravenous immunoglobulin, or IVIG, and plasmapheresis. However, these treatments are known to cause adverse events that may lead to treatment discontinuation, and the benefits and risks of these off-label treatments in NMOSD remain uncertain. In June 2019, eculizumab from Alexion Pharmaceuticals, Inc. received FDA approval for the treatment of adults with NMOSD who are anti-AQP4 antibody positive.  In August 2020, satralizumab from Genentech, Inc. received FDA approval for the treatment of adults with NMOSD who are anti-AQP4 antibody positive.

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

Other Potential Diseases

We are also pursuing the following additional diseases associated with CD19-expressing B cells for potential treatment with inebilizumab:

Desensitization of highly sensitized candidates for kidney transplant. Patients with high levels of alloantibodies waiting for a kidney transplant have a lower chance of getting a matching organ and overall worse clinical outcomes following transplant. Approximately 6.5% of the estimated 95,000 patients on the waiting list for a kidney transplant in the United States are considered “sensitized” with a calculated panel-reactive antibodies score of 98% to 100%. We are exploring the potential of inebilizumab, used alone or in combination with VIB4920, to reduce levels of alloantibodies in kidney transplant candidates in a proof of concept study. In 2019, we initiated screening of patients for a Phase 2 trial.

Myasthenia gravis. Myasthenia gravis is a neuromuscular disorder caused by autoantibodies against the acetylcholine receptor, muscle specific kinase or other acetylcholine receptor-related proteins in the post-synaptic muscle membrane. Its prevalence is estimated to be 20 per 100,000 in the United States, and based on this prevalence, we estimate the patient population to be approximately 56,000. The underlying pathogenesis has a high degree of similarity to NMOSD in that autoantibodies secreted by plasmablasts and/or plasma cells play a key role and are thought to be directly pathogenic. Patients with myasthenia gravis are currently managed with off-label immunosuppressants or steroids, or with one recently approved treatment. We initiated a Phase 3 trial of inebilizumab for myasthenia gravis in 2020

IgG4-related disease. This is a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasma cells that generate IgG4 antibodies. The clinical presentation is heterogeneous, and a variety of organs can be affected, including the pancreas, salivary glands, retroperitoneum and kidneys. Patients with this disorder have increased levels of IgG4, and IgG4 levels tend to correlate with disease activity. The prevalence is not well defined. A small trial of rituximab has suggested clinical benefits of B cell depletion in this disease. We are studying the potential of inebilizumab in the treatment of IgG4-related disease. We have initiated a Phase 3 trial for inebilizumab in IgG4-related diseases in 2020.

Clinical Development

In May 2019, we announced detailed results from the N-MOmentum trial, our pivotal clinical trial for inebilizumab and the largest controlled trial ever conducted in NMOSD. The N-MOmentum trial was a global, randomized, double-blind, placebo-controlled trial with an open-label extension period, evaluating the safety and efficacy of inebilizumab in adult patients with NMOSD. Key inclusion criteria were adult patients with NMOSD and an Expanded Disability Status Scale score of ≤7.5 (8.0 with medical monitor approval) having either a history of at least one NMOSD attack requiring rescue therapy during the past year, or at least two attacks requiring rescue therapy during the two years before screening. AQP4-IgG seropositive and seronegative, AQP4+ and AQP4- patients were eligible for inclusion, with stratification based on serostatus. Eligible patients were randomized in a 3:1 ratio to receive intravenous doses of inebilizumab 300 mg or placebo, respectively, administered on days 1 and 15. Patients received oral corticosteroid (prednisone 20 mg/day or equivalent) between days 1 and 14, tapered to day 21, to minimize risk of an attack while the pharmacological action of inebilizumab took effect. The randomized period for each patient was for a maximum of 197 days, or until occurrence of an adjudicated attack. The trial was designed to enroll patients until the earlier of the occurrence of 67 adjudicated NMOSD attacks or the randomization and dosing of 252 patients. Based on a recommendation of the Independent Data Monitoring Committee, or IDMC, for the trial, enrollment was stopped at 231 patients and 43 adjudicated NMOSD attacks. Based on the results observed, the IDMC determined that exposing patients to the risk of placebo was no longer justified. All patients continued in a safety follow-up period for 12 months after administration of their last dose of inebilizumab. Patients completing the randomized controlled period were given the option to enter into an open-label extension of the trial in which all patients received inebilizumab every six months. The open-label extension concluded in Q4 2020.

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
87.6%
56.6%
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

Overall population
Placebo
Inebilizumab
B cells (number of cells/µl)
400
300
200
100
0
1
15
29
57
85
113
155
197
Timepoint (Day)

In September 2019, interim data from the ongoing open-label extension was presented at the Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS). 216 patients entered the open-label extension of the N-MOmentum trial following the conclusion of the randomized-control period. The open-label extension completed in Q4 2020. The probability of a patient being NMOSD attack-free at one-year during the combined period of both the randomized control period and the open-label extension through the data cut-off of October 26, 2018 was 84.7% for patients treated with inebilizumab from the start of the trial and 50.1% for the patients who were treated with placebo during the randomized control period and switched to inebilizumab during the open-label extension.

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

The open-label phase of the N-MOmentum is designed to evaluate the longer-term efficacy and safety of inebilizumab. In the interim open-label extension safety data presented in September 2019, with a safety data cut-off of June 6, 2019, inebilizumab remained generally well-tolerated with the types of TEAEs consistent with that observed during the randomized control period. For patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension through June 6, 2019, the incidence of SAEs after receiving inebilizumab was 16.0%. As discussed above, two deaths have been reported in the open-label period. As of June 6, 2019, adverse events occurring in greater than 10% of patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension were UTI (22.2%), nasopharyngitis (16.4%), back pain (12.4%), infusion related reaction, or IRR (12.4%), arthralgia (11.6%) and headache (11.1%) after receiving inebilizumab.

Based on the positive results of the N-MOmentum trial, we submitted a BLA to the FDA in June 2019, which the FDA accepted for review in August 2019. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020.

In the interim open-label extension data presented in July 2020 to support Japan PMDA submission, with a data cut-off of February 28, 2020, inebilizumab remained generally well-tolerated with the types of TEAEs consistent with that observed during the randomized control period. For patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension through February 28, 2020, the incidence of SAEs after receiving inebilizumab was 19.6%. As discussed above, two deaths have been reported in the open-label period. As of February 28, 2020, adverse events occurring in greater than 10% of patients who received at least one dose of inebilizumab during the combined period of both the randomized control period and the open-label extension were UTI (25.8%), nasopharyngitis (19.6%), arthralgia (14.7%), upper respiratory tract infection (14.2%) and headache (14.2%), back pain (13.3%), and infusion related reaction, or IRR (12.4%) after receiving inebilizumab.

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

Two Phase 1 clinical trials of VIB4920 have been completed to date: a Phase 1a single-ascending dose trial in healthy volunteers and a Phase 1b multiple-ascending dose trial in patients with rheumatoid arthritis, a disease with well understood clinical endpoints enabling proof of clinical activity in a relatively small clinical trial. In both trials, VIB4920 was generally well-tolerated, with no evidence of platelet aggregation that can lead to thromboembolic side effects observed with an earlier generation CD40L mAb. In the Phase 1b trial, VIB4920 decreased disease activity in patients with active rheumatoid arthritis, and the majority of patients achieved low level disease activity or remission at the two highest dose levels. We believe that the dose-dependent reduction in autoantibody levels coupled with the clinical activity observed in rheumatoid arthritis suggest that VIB4920 effectively blocks the CD40/CD40L interaction. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. Both of these diseases are associated with the CD40/CD40L co-stimulatory pathway. Furthermore, a Phase 2 trial of VIB4920 in rheumatoid arthritis is ongoing.

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

Clinical Development

We initiated a Phase 2 trial in kidney transplant rejection in 2019 and a separate Phase 2b trial in Sjögren’s syndrome is ongoing, the latter of which is designed to be Phase 3-enabling. Both of these conditions are associated with immune overactivation through the CD40/CD40L co-stimulatory pathway. Furthermore, a Phase 2 trial of VIB4920 in rheumatoid arthritis is ongoing.

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

VIB7734

VIB7734 is a humanized mAb intended to be a novel treatment for autoimmune diseases where the pathology is driven principally by overproduction of type I interferons and other cytokines secreted by pDCs. VIB7734 is designed to target and bind to ILT7, a cell surface molecule specific to pDCs, leading to pDC depletion. pDCs generate the majority of type I interferons in pathological states. The depletion of pDCs may also decrease other inflammatory cytokines such as TNF-a and IL-6, which are critical to the pathogenesis of a number of autoimmune diseases. We have completed a Phase 1a single-ascending dose trial in patients with any one of the following six different autoimmune diseases: CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. The Phase 1a trial demonstrated that VIB7734 was generally well-tolerated and reduced pDC numbers in peripheral blood. In November 2020, we reported the final data from our Phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. In this trial, treatment with VIB7734 was shown to potently deplete pDCs, both in blood and in CLE skin lesions. Most patients experienced a clinically significant reduction in the extent and severity of skin lesions, as measured by CLASI scores, following treatment with VIB7734. Rates of adverse events were similar between VIB7734 and placebo groups. Based on results from the Phase 1b study, we have selected SLE as the lead indication of a planned Phase 2 trial, anticipated to initiate in the first half of 2021. Furthermore, we initiated patient screening for Phase 1 trial with VIB7734, which has demonstrated an ability to regulate key inflammatory mediators, in patients with COVID-19-related acute lung injury. This Phase 1 trial is on-going and results from this study are anticipated in the first half of 2021.

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

Production of pro-inflammatory cytokines **Antigen presentation to T cells**

A
Chemokines
IFNα
IFNα
ILT7
pDC
Inflammatory Mediators
B
Cytokines
T cell
ILT7
pDC

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

Clinical Development

Ongoing Phase 1b Trial

In December 2018, we initiated a multiple ascending dose Phase 1b trial to evaluate the safety and tolerability of multiple subcutaneous doses of VIB7734 in a cohort of patients with any one of the following six different autoimmune diseases: CLE, SLE, Sjögren’s syndrome, systemic sclerosis, polymyositis and dermatomyositis. In May 2020, we announced positive interim results from our Phase 1b trial of VIB7734 in patients with CLE. This Phase 1b clinical trial enrolled a total of 31 patients in three cohorts of patients and is designed to evaluate the safety and tolerability of VIB7734 when given by three monthly subcutaneous doses at escalating dose levels. Cohort 1 enrolled patients with several autoimmune diseases thought to be driven by plasmacytoid dendritic cell, or pDCs. Cohorts 2 and 3 enrolled patients with CLE. In cohorts 2 and 3, skin biopsies were taken before and after treatment to enumerate pDCs and measure interferon mediated gene expression. A clinical disease activity score was also periodically measured in cohorts 2 and 3. The primary endpoint was safety and tolerability. Additional endpoints included pDC depletion in peripheral blood and skin lesions of patients with CLE, and CLASI scores. Interim results included safety data from cohorts 1, 2 and a subset of patients in cohort 3, pharmacodynamics results from cohort 2, and CLASI results from cohort 2 and a subset of patients in cohort 3. In November 2020, we reported the final data from our Phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. In this trial, treatment with VIB7734 was shown to potently deplete plasma dendritic cell (pDCs), both in blood and in cutaneous lupus erythematosus (CLE) skin lesions. Most patients experienced a clinically significant reduction in the extent and severity of skin lesions following treatment with VIB7734. Rates of adverse events were similar between VIB7734 and placebo groups. Based on results from the Phase1b study, we have selected systemic lupus erythematosus (SLE) as the lead indication of a planned Phase 2 trial, anticipated to initiate in the first half of 2021.

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

Pre-clinical Programs

We are also conducting pre-clinical research and development on two other product candidates. The first candidate, VIB1116, is a mAb designed to decrease the number and function of antigen-presenting dendritic cells. We completed pre-clinical toxicology studies and submitted an IND application in Q4 2020. The second candidate is a mAb cytokine fusion protein designed to inhibit inflammatory responses. We are currently conducting pre-clinical efficacy studies of this candidate in animal models.

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

Pursuant to the MTPC License Agreement, we granted MTPC an (i) exclusive license under our intellectual property to develop, commercialize, and conduct final manufacturing of inebilizumab in the Territory, and (ii) a non-exclusive license under any patent we control solely to the extent useful or necessary to enable MTPC to develop, commercialize and finally manufacture products in the Territory, but excluding rights to any active pharmaceutical ingredient or compound other than inebilizumab. MTPC will be responsible for leading development, commercialization, and final manufacturing of inebilizumab in the Territory. We will be responsible for supplying inebilizumab to MTPC pursuant to a supply agreement that we entered into with MTPC, dated October 8, 2019 (the “Supply Agreement”). Pursuant to the Supply Agreement, among other things, we will supply products for MTPC’s commercial and clinical use.  Under the Supply Agreement, MTPC provides a forecast of its requirements for product. Payment is based on the forecasted requirements and becomes due following delivery of product and invoicing by us. On a country-by-country and product-by-product basis, the licenses will become perpetual, non-exclusive and fully paid-up upon the later of (a) the expiration of the last valid claim of our patent covering the product; (b) the expiration of any regulatory exclusivity with respect to the product; or (c) 10 years after the first commercial sale of the product in such country.

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

Under the terms of the Duke License Agreement, we may be required to pay Duke University low single-digit royalties on net sales of products, including inebilizumab, by us or by our sublicensees that contain or incorporate, or are covered by, certain of the intellectual property licensed pursuant to the Duke License Agreement. Duke University may also be entitled to milestone payments of up to an aggregate of approximately $1 million, of which $212,500 are related to the initiation and execution of clinical trials and submission and approval of regulatory drug applications related to anti-CD19 antibodies. As of December 31, 2020, approximately $25,000 remains payable upon the achievement of such milestones. Pursuant to the Duke License Agreement, and subject to certain exceptions, we are required to indemnify Duke University against all third party claims related to or arising out of the Duke License Agreement. We are required to use commercially reasonable efforts to bring licensed products to market and to meet certain performance milestones.

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

Pursuant to the DFCI License Agreement, we have an exclusive, worldwide license, with the right to grant sublicenses under certain conditions, to make, use, manufacture, market, sell, and generally commercialize certain anti-CD19 biological material, including hybridomas producing anti-CD19 antibodies, CD19 transgenic mouse lines, and CD19 cDNA transfected cell lines, certain anti-CD22 biological materials and certain patent rights owned by DFCI related to anti-CD19 antibodies and anti-CD22 antibodies. The rights licensed to us are for all fields except research reagents.

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

Under the terms of the BioWa Sublicense Agreement, we may be required to pay low to mid-single digit royalties on net sales of products that are owed to BioWa under the BioWa License Agreement. We may also be required to make milestone payments of up to an aggregate of $11 million related to the commencement of clinical trials, submission and approval of regulatory drug applications, of which $3 million remains payable upon achievement of certain milestones for inebilizumab.

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

Medical Affairs and Patient Advocacy

We built a medical affairs team that is engaged in furthering awareness of autoimmune disease and education of clinicians with respect to the clinical knowledge we have gained from our clinical trials. Our medical affairs team also supports investigator sponsored trials and research collaborations. Our patient advocacy team focuses on expanding our relationships with the patient advocacy community for NMOSD and for other autoimmune diseases.

Commercial Opportunity and Commercialization Plan for Inebilizumab

The commercial opportunity for Uplizna®, as the first FDA-approved monotherapy for the treatment of patients with NMOSD with one or more attacks, stems from its distinctive value proposition. We believe Uplizna® has the potential for disease modification by preventing the next NMOSD attack through depletion of B cells and plasma cells. In addition, pivotal clinical trial data suggests that Uplizna® reduces the worsening of disability, hospitalizations and new MRI lesions.

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

We have identified first-line newly diagnosed adult patients with NMOSD who are anti-AQP4 antibody positive and such patients with NMOSD that are unstable as our initial target population for Uplizna®. Patients with NMOSD are considered unstable if they are on an unapproved therapy and are at risk of suffering another attack based on physician assessment of severity and frequency of recent attacks. The majority of our initial target population are treated by NMOSD specialists, multiple sclerosis specialists and community neurologists. We estimate that NMOSD affects approximately 10,000 patients in the United States with approximately 70% of patients treated in a small number of medical centers of excellence. We are initially commercializing Uplizna® in the United States with a specialty clinical sales force of fewer than 30 individuals focused on the highest prescribers, which we believe is fewer than 300 physicians.

Our commercial activities focused on delivering comprehensive disease awareness and education to NMOSD specialists, multiple sclerosis specialists and community neurologists. These disease education efforts will communicate the importance of CD19-expressing B cells and plasma cells in producing autoantibodies, which leads to NMOSD. We believe the broad understanding of this evidence will help to establish Uplizna® as a first-line treatment in patients with NMOSD and support our launch uptake following FDA approval. We believe the improved EDSS score, reduction in MRI lesions and reduction in hospitalization will be meaningful to patients. Furthermore, we believe the potential semi-annual maintenance dosing after the two initial doses on days 1 and 15 can improve patient quality of life.

We have conducted market research with physicians and payors to forecast the potential commercial opportunity for Uplizna® in the United States. We have also completed preliminary health economic analyses of the potential direct cost savings that Uplizna® may be able to provide to the healthcare system and have completed multiple surveys with payors to evaluate the potential coverage for Uplizna® by health insurers. Health insurers surveyed have indicated that their perception of the likelihood of Uplizna® coverage is influenced by the lack of FDA-approved first-line monotherapy treatments and the potential for Uplizna® to provide significant direct cost savings based on its potential to prevent the next attack for patients with NMOSD.

To address markets outside of the United States, we plan to seek one or more partners with international sales expertise who can sell inebilizumab in target markets. We anticipate that in certain markets additional clinical trials of Uplizna® may be required to obtain regulatory approval and/or ensure market access. We have formed a collaboration partnership with Hansoh Pharma for co-development and commercialization of Uplizna® in patients with NMOSD and other autoimmune diseases and hematological cancers in China, Hong Kong and Macau and we are continuing to evaluate potential partnerships to pursue regulatory approval and commercialization of Uplizna® in NMOSD in other geographic regions. See “—Licenses and Strategic Agreements—Hansoh License and Collaboration Agreement”. In addition, we have formed a collaboration partnership with MTPC for co-development and commercialization of Uplizna® in Japan, Thailand, South Korea, Indonesia, Vietnam, Malaysia, Philippines, Singapore, and Taiwan for NMOSD as well as other indications that we and MTPC mutually agree to add to the MTPC License Agreement. See “—Licenses and Strategic Agreements—MTPC Agreement”.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, dosing, cost, effectiveness of promotional support and intellectual property protection. With respect specifically to inebilizumab for patients with NMOSD, we expect the key competitive factors affecting the success of inebilizumab will include the intended patient population (AQP4+ and AQP4- patients), the ability to use as a first-line therapy and as a monotherapy, the low frequency of dosing and administration and efficacy.

Uplizna® for NMOSD

Uplizna® competes with eculizumab from Alexion Pharmaceuticals, Inc., or Alexion, marketed as Soliris®, and satralizumab from Genentech, Inc, and Chugai Pharmaceutical Co., Ltd., or Chugai, marketed as EnspryngTM:

•

In September 2018, Alexion reported positive pivotal data for Soliris® as an add-on therapy in patients with severe AQP4+ NMOSD. The trial, which was conducted in 143 patients, met its primary endpoint of time to first adjudicated on-trial relapse, demonstrating that treatment with Soliris® reduced the risk of NMOSD relapse by 94.2% compared to placebo (p < 0.0001). At 48 weeks, 97.9% of patients receiving Soliris® were free of relapse compared to 63.2% of patients receiving placebo. In addition, treatment with Soliris® reduced the adjudicated on-trial annualized relapse rate compared to placebo, a key secondary endpoint, by 95.5% (p<0.0001). With respect to its other secondary endpoints, including disability and quality of life measures, while the trial results favored Soliris®, the observed differences were small. Soliris® requires dosing every seven days for the first five weeks followed by dosing every 14 days thereafter. In June 2019, Alexion received FDA approval of Soliris® for the treatment of adults with NMOSD who are anti-AQP4 antibody positive. Soliris has a boxed warning to alert health care professionals and patients that life-threatening and fatal meningococcal infections have occurred in patients treated with Soliris, and that such infections may become rapidly life-threatening or fatal if not recognized and treated early.

•

In October 2018, Chugai reported positive pivotal data for satralizumab as an add-on therapy in patients with AQP4+ and AQP4- NMOSD. The trial was conducted outside of the United States and met its primary endpoint of time to first protocol-defined relapse in the double-blind period, demonstrating that treatment with satralizumab reduced the risk of NMOSD relapse by 62% compared to placebo (p = 0.0184; n = 83). The proportion of relapse free patients at weeks 48 and 96 was 88.9% and 77.6% with satralizumab and 66.0% and 58.7% with placebo, respectively. In patients with AQP4+ NMOSD only, satralizumab showed a 79% reduction of NMOSD relapse compared to placebo (hazard ratio = 0.21; n = 55). In AQP4+ patients only, the proportion of relapse free patients at weeks 48 and 96 was 91.5% and 91.5% with satralizumab and 59.9% and 53.3% with placebo, respectively. In patients with AQP4- NMOSD only, satralizumab showed a 34% reduction of NMOSD relapse compared to placebo, and the proportion of relapse free patients at weeks 48 and 96 was 84.4% and 56.3% with satralizumab, and 75.5% and 67.1% with placebo, respectively. In the trial, satralizumab was dosed subcutaneously at baseline and then at weeks two and four, followed by monthly subcutaneous dosing for 20 months. In December 2018, Chugai reported that satralizumab has met its primary endpoint as a monotherapy. In August 2020, Genentech and Chugai received FDA approval for EnspryngTM (satralizumab) for the treatment of adults with NMOSD who are anti-AQP4 antibody positive.

In addition, Uplizna® competes with rituxumab, a monoclonal anti-CD20 antibody marketed by Genentech USA, Inc., as Rituxan®. Rituximab is an approved therapy for the treatment of adults with Non-Hodgkin’s Lymphoma, Chronic Lymphocytic Leukemia, rheumatoid arthritis and Granulomatosis and Microscopic Polyangiitis. While not approved for the treatment of NMOSD, treatment of patients with NMOSD with rituximab has been found by clinicians to reduce the frequency of relapses of NMOSD.

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

Supply and Manufacturing

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and, if any product candidate is approved, commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates in compliance with cGMP requirements for use in clinical trials under the guidance of members of our organization. In the case of inebilizumab, we rely on AstraZeneca and we currently have no alternative manufacturer in place. Under our commercial supply agreement with AstraZeneca, AstraZeneca has agreed to provide us with a commercial supply of drug product for Uplizna®. We believe that our existing stock of drug substance that has already been manufactured will be sufficient to supply us for approximately the first two years of the commercialization of Uplizna® in the United States. See “—Licenses and Strategic Agreements—Clinical Supply Agreement with AstraZeneca UK Limited” and “—Licenses and Strategic Agreements—Commercial Supply Agreement with AstraZeneca UK Limited”.

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

Our owned and in-licensed patent estate as of December 31, 2020, on a worldwide basis, includes over 325 granted or pending patent applications world-wide, spread over more than 15 patent families, with 10 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of the first non-provisional patent application in a patent family, which may also serve as a priority application. However, the term of a U.S. patent, and certain ex-U.S. patents may be lengthened to compensate for the time required to obtain regulatory approval to sell a drug (a Patent Term Extension (PTE) in the U.S. award of a Supplementary Patent Certificate (SPC) ex-U.S.). In the U.S. by delays encountered during patent prosecution that are caused by the USPTO may also result in lengthened patent term (referred to as Patent Term Adjustment (PTA)). For example, the U.S. Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug, its method of use or its methods of manufacture may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe and certain other countries including Japan. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. The Company applied for PTE for U.S. Patent 8,323,653 upon FDA approval of Uplizna®. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court in the United States or a foreign country.

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

Inebilizumab Patent Coverage

Inebilizumab is covered by Viela-owned and in-licensed pending and issued patents in multiple jurisdictions, including the U.S. Exclusive of any Patent Term Extension, our current, owned or exclusively licensed, issued patents and pending non-provisional applications covering inebilizumab will expire on dates ranging from 2026 to 2030, where issued, valid and enforceable. U.S. Patent 8,323,653, covering inebilizumab compositions of matter and pharmaceutical compositions, has been granted a Patent Term Adjustment from the Patent Office. As a result, if valid and enforceable, it is expected to expire in 2030, exclusive of any patent term extension. The Company applied for PTE for U.S. Patent 8,323,653 upon FDA approval of Uplizna®.

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

Human Capital

As of December 31, 2020, we had 170 full-time employees, including 70 in research and development, 23 in manufacturing, operations, and quality assurance, 43 in commercialization and 34 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We hire and maintain an experienced, committed, diverse, inclusive and highly motivated workforce. Effective attraction, development, and retention of human resource talent, or human capital, is vital to the success of our mission-driven growth strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation.

We want our employees to learn, grow and look for ways to help develop skills through industry, company and functional training, as well as mentoring opportunities. We offer a robust set of career-enhancing learning experiences and initiatives to all employees, aligned with our mission, vision, and values.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	The conditions under the Merger Agreement to Parent’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
•	While Parent’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
•	Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
•	Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Merger.
•	In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
•

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

•	We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

•

We depend heavily on the success of inebilizumab, VIB4920 and VIB7734, which are in various stages of clinical development and commercialization. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

If we experience delays or difficulties in the enrollment of patients in clinical trials, development of our product candidates may be delayed or prevented, which would have a material adverse effect on our business.

•

The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

•

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of Uplizna® or any additional product candidates, if approved, may be delayed, and our business will be harmed.

•

If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

•

Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if any.

•	Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
•

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

•	Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
•	We are reliant on AstraZeneca for a period of time for certain services and for the clinical supplies of our product candidates and the commercial supplies of Uplizna®.
•

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

•

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

•

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any

•

The third parties upon which we rely for the supply of source materials, cell cultures and biological products are our sole sources of supply and have limited capacity, and the loss of any of these suppliers could harm our business.

•

Uplizna®, which received FDA approval in June 2020, or any of our product candidates that receive marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•

Uplizna®, as well as any product candidates that we are able to commercialize, if any, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

•

We currently have a focused marketing and sales force. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues

•	The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.
•

If we are unable to obtain and maintain intellectual property protection for our technology and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

•

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

•

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•

Our intellectual property in-licenses with third parties may be subject to disagreements over contract interpretations, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

•	We may not be able to effectively enforce our intellectual property rights throughout the world.
•

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
•	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.
•

Our executive officers, directors and principal stockholders and their affiliates, if they choose to act together, will continue to have the ability to exercise significant influence over all matters submitted to stockholders for approval.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
•

Our third amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to the Merger Agreement

The conditions under the Merger Agreement to Parent’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the consummation of Parent’s pending Offer and subsequent Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. These conditions include, among other things, there being validly tendered (and not validly withdrawn), a number of shares of our common stock that, considered together with all other shares of our common stock beneficially owned by Parent or any of its wholly owned subsidiaries (including Purchaser), subject to certain conditions, represent one more than 50% of the sum of (i) the total number of outstanding shares of our common stock at the expiration of the Offer, and (ii) the aggregate number of shares of our common stock issuable to holders of options (“Company Options”) to purchase shares of our common stock from whom we have received notices of exercise prior to the expiration of the Offer (and as to which shares of our common stock have not yet been issued to such exercising holders of Company Options).  We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.

While Parent’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the pending Offer and subsequent Merger is consummated, the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the pending Offer and subsequent Merger may also divert management’s attention and our resources from ongoing business and operations, and our employees and other key personnel may have uncertainties about the effect of the pending Offer and subsequent Merger, and the uncertainties may impact our ability to retain, recruit, and hire key personnel while the Merger is pending or if it fails to close.

The preparations for the consummation of the Merger have placed and we expect will continue to place a significant burden on many of our management, employees and on our internal resources. The diversion of management’s attention away from operating our business in the ordinary course could adversely affect our financial results. Also, if, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. We have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated, which may materially and adversely affect our financial condition and results of operations.

Furthermore, we cannot predict how our business partners will view or react to the pending Offer and subsequent Merger upon consummation. If we are unable to reassure our business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate our business and operations in the ordinary course pending consummation of the Merger and also restricts us from taking certain actions without Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed Merger could adversely affect our business and results of operations.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, and for executive officers, employment agreements, retention bonuses and employee benefits following the completion of the pending Offer and subsequent Merger.

Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Merger.

Lawsuits filed, or that may be filed, could delay or prevent our acquisition by Parent, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially. The outcome of any lawsuit filed or that may be filed challenging the Merger is uncertain. One of the conditions to the closing of the Merger is that there has not been issued by any court of competent jurisdiction and remains in effect any judgment, temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger. Accordingly, if any lawsuit (including but not limited to the legal proceedings discussed in this report in Part I, Item 3 — “Legal Proceedings”) is successful in obtaining an order enjoining the Merger, then the Merger may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers.

In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the pending Offer and subsequent Merger may not be satisfied, as noted above. If the Merger is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. For these and other reasons, not consummating the Merger could adversely affect our business and results of operations.

Furthermore, if the pending Offer and subsequent Merger are not consummated, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the Merger will be consummated. Further, a failure of the Merger may result in negative publicity and a negative impression of us in the investment community, and have a negative impact on our ability to raise additional financing in the future. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our business partners and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $107.0 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

The following risk factors assume that we remain a stand-alone company except as otherwise noted

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including an operating loss of $153.9 million,   $89.7 million, and $192.3 million for the years ended December 31 2020, 2019, and 2018, respectively. To date, we have financed our operations through private placements of our preferred stock and public offering of our common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The operating losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

We are a biopharmaceutical company. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in December 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking nonclinical studies and conducting clinical trials. Our commercial product and each of our current product candidates was acquired from MedImmune in February 2018. Accordingly, prior to the February 2018 asset purchase, all nonclinical studies and clinical trials related to our current product candidates were conducted by MedImmune. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to continue transitioning from a company with a research focus to a company capable of supporting commercial activities while maintaining a research focus. We may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

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

As of December 31, 2020, we had $130.1 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations into 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

We have three product candidates in various stages of clinical development and two product candidates in the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. On June 11, 2020, the FDA approved Uplizna®  (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® in June following FDA approval. In 2019, we initiated a Phase 2b trial for VIB4920 in Sjögren’s syndrome, which is designed as Phase 3-enabling, and initiated a separate Phase 2 trial for VIB4920 in kidney transplant rejection. In November 2020, we reported the final data from our phase 1b trial with VIB7734 in an oral presentation at the American College of Rheumatology Convergence 2020. We also have pre-clinical product candidates that will need to progress through IND-enabling studies prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates

Other than the BLA for inebilizumab in patients with NMOSD that we submitted to the FDA in June 2019, which the FDA accepted for review in August 2019 and approved for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses, we have submitted a BLA in Europe, and our collaborators have submitted BLAs in Japan, Korea, and China. We may never submit marketing applications to the FDA or comparable foreign regulatory authorities for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials and we do submit marketing applications seeking regulatory authorization for their use. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

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

Recently, there has been considerable public and government scrutiny in the United States of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. The Trump administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs and biologics. The Trump administration has made proposals, which, if implemented, could place limits or caps on pharmaceutical prices. Similarly, state governments also have sought to put in place limits and caps on pharmaceutical prices and have also requested rebates for certain pharmaceutical products. Whether any or all of these proposals will be implemented is uncertain.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a biotechnology company, and, as of December 31, 2020, had 170 employees. We are highly dependent on the research and development, clinical and business development expertise of Zhengbin (Bing) Yao, Ph.D., our President and Chief Executive Officer, and Jörn Drappa, M.D., Ph.D., our Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with some of our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.

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

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we had paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We recently resumed all our clinical trials except the Phase 2 trial of inebilizumab in kidney transplant desensitization. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. Our ability to re-open enrollment in the paused clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in the paused clinical trial will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities. Additionally, we believe that the pandemic has impacted the frequency of patient visits to physicians and has impacted physician office operations. These changes may impact prescribing rates of Uplizna® or other products, if approved.

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

Provisions in our corporate charter documents and under Delaware law could discourage takeover attempts and make more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our third amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a change in control of our company. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board of directors were considered beneficial by some stockholders. Among other things, these provisions:

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

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. In November 2020, we registered for resale shares of common stock held by such stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company, and as we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three year period. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of the IPO or subsequent shifts in our stock ownership, some of which are outside of our control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2020, we had federal NOLs of approximately $270.1 million and federal and state research and development tax credit carryforwards of $21.6 million. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Gaithersburg and Rockville, Maryland, where we lease a total of approximately 92,847 square feet of office and laboratory space, under three leases that presently expire between June 2022 and February 2025. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

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

Holders of Our Common Stock

As of March 1, 2021, there were approximately 11 holders of record of shares of our common stock.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Among Viela Bio, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from October 2, 2019 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2020. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

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

Recent Sales of Unregistered Equity Securities

We did not sell any of our unregistered securities during the three months ended December 31, 2020.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

The consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are each derived from our audited consolidated financial statements included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The consolidated balance sheet data as of December 31, 2018 is derived from audited consolidated financial statements that are not included in this Annual Report.

The following data should be read together with our consolidated financial statements and accompanying notes and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	December 31,
(in thousands, except share and per share data)	2020	2019	2018
Consolidated Statement of Operations and Comprehensive Loss Data:
Total Revenue	$11,652	$50,000	$—
Loss from operations	$(153,882)	$(89,691)	$(192,312)
Net loss	$(150,668)	$(86,429)	$(190,270)
Net loss per share attributable to common stockholders—basic and diluted	$(2.83)	$(7.02)	$(19,027,000)
Weighted average common shares outstanding—basic and diluted	53,155,097	12,309,231	10

	December 31,
	2020	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,065	$200,851
Total assets	$423,257	$384,054
Total liabilities	$47,429	$29,543
Total stockholders’ equity	$375,828	$354,511

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a biotechnology company pioneering treatments for autoimmune and severe inflammatory diseases, which we collectively refer to as autoimmune diseases. Our approach seeks to redefine the treatment of autoimmune diseases by focusing on critical biological pathways shared across multiple indications. We believe that this approach, which targets the underlying molecular pathogenesis of the disease, allows us to develop more precise therapies, identify patients more likely to respond to treatment and pursue multiple indications for each of our product candidates. Our lead molecule, inebilizumab, is a humanized monoclonal antibody, or mAb, designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, we reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. We received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration, or the FDA, in April 2019 and in August 2019, the FDA accepted for review our Biologics License Application, or BLA for inebilizumab. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020

Regulatory applications have also been filed in several other countries for inebilizumab in patients with NMOSD, based on results from the N-MOmentum trial.  In October 2020, a BLA was accepted by the National Medical Products Administration in China.  In June and September 2020, respectively, a marketing authorization application, or MAA, was filed in Japan and South Korea, and an MAA was filed with the European Medicines Agency, or EMA, in December 2020.  If approved, Mitsubishi Tanabe Pharma Corporation (“MTPC”) and Hansoh Pharma, our partners in Asia, will be responsible for commercializing inebilizumab in their respective territories, and we will be eligible for payments based on certain commercial milestones, as well as royalties on sales revenue.

Furthermore, we recently initiated a Phase 3 trial of inebilizumab for myasthenia gravis, a neuromuscular disorder caused by autoantibodies against acetylcholine receptors or muscle specific kinase and a Phase 3 trial of inebilizumab for IgG4-related disease, a group of disorders marked by tumor-like swelling and fibrosis of affected organs, which may be caused by infiltration of CD19-expressing plasmablasts and plasma cells that generate IgG4 antibodies. We are continuing to enroll patients in both of these trials.

In addition, we have a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection. A Phase 2b trial in Sjögren’s syndrome, which is designed as Phase 3-enabling, is ongoing and in 2019, we initiated a separate Phase 2 trial in kidney transplant rejection. We are currently advancing two candidates through pre-clinical studies. For the first candidate, VIB1116, we completed pre-clinical toxicology studies and submitted an IND in Q4 2020.

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

We have incurred significant operating losses since our inception, which are mainly attributed to research and development costs and employee payroll expense included in general and administrative expenses. Our net loss was $150.7 million, $86.4 million and $190.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year as a result of several factors, including the timing of our pre-clinical studies and clinical trials, our expenditures related to other research and development activities, and revenue generated from product sales and licensing agreements. We expect to continue to incur operating losses for the foreseeable future. We anticipate these losses will increase substantially as we advance our product candidates through pre-clinical and clinical development, develop additional product candidates and seek regulatory approvals for our product candidates. We expect to incur pre-commercialization expenses and significant commercialization expenses related to marketing, sales, manufacturing and distribution for any product candidate that obtain marketing approval. We may also incur expenses in connection with the in-licensing of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company.

As a result, in the event the Merger (defined below) and related transactions do not close and we remain a stand-alone company, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we had paused enrollment of new patients in certain of our clinical trials, including our Phase 2b trial of VIB4920 in Sjögren’s syndrome, our Phase 2 trial of VIB4920 in rheumatoid arthritis and our Phase 2 trial of inebilizumab in kidney transplant desensitization. We recently resumed our Phase 2b trial of VIB4920 in Sjögren’s syndrome and our Phase 2 trial of VIB4920 in rheumatoid arthritis. Our ability to re-open enrollment, and continue enrollment, in any paused clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment, and continue enrollment, in each of these paused clinical trials will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities. Additionally, with respect to our commercial launch of Uplizna®, we believe that the pandemic has resulted in a decrease in patient visits to prescribing physicians, as well as challenges in coordination and communication between patients and prescribing physicians. Furthermore, we believe some prescribing physicians are reluctant to change existing treatment regimens for patients, except in the event of significant need, without first meeting patients in-person prior to making such a change. The ongoing pandemic has led to increased challenges in having in-person meetings between patients and prescribing physicians. We believe these factors are adversely impacting, and may continue to adversely impact for the duration of the pandemic, the number of new prescriptions written for Uplizna®.  We plan to continue to adapt our commercialization efforts to address the uncertainty presented by this treatment environment.

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

Merger Agreement

On January 31, 2021, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with Horizon Therapeutics USA, Inc., a Delaware corporation (“Parent”), Teiripic Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”), and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc, a public limited company organized under the laws of Ireland (“Ultimate Parent”), pursuant to which Parent, through Purchaser, will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of our common stock, par value $0.001 per share (the “Shares”), at a price of $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, without interest, subject to any applicable withholding taxes. Parent and Purchaser commenced the Offer on February 12, 2021 and are obligated to keep the Offer open for twenty business days following the commencement of the Offer, subject to possible extension under the terms of the Merger Agreement. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”).

Completion of the Offer is subject to the satisfaction or waiver of customary conditions, including (i) there shall have been validly tendered (not including any Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received,” as such term is defined in Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), by the depositary for the Offer pursuant to such procedures) and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Parent and its subsidiaries, represent one more Share than 50% of the total number of (A)  Shares outstanding at the time of the expiration of the Offer plus (B) the aggregate number of Shares issuable to holders of options to purchase Shares (the “Company Options”) from which we have received notices of exercise prior to the expiration of the Offer (and as to which Shares have not yet been issued to such exercising holders of Company Options); (ii) subject to certain materiality exceptions, the truth and accuracy of certain representations and warranties made by us contained in the Merger Agreement; (iii) compliance with, or performance of, in all material respects the covenants and agreements with or of which we are required to comply or perform; (iv) the termination or expiration of any applicable waiting period (and extensions thereof) relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the absence of a material adverse effect on us; and (vi) certain other customary conditions set forth in the Merger Agreement. The Offer and the Merger are not subject to any financing condition.

Between February 18, 2021 and February 26, 2021, five of our purported stockholders filed separate lawsuits against us and our directors.  Three of the lawsuits were filed in the federal district court for the Southern District of New York, one was filed in the federal district court for District of Delaware, and one in the federal district court for the Eastern District of Pennsylvania. The complaints allege violations of certain sections of the Exchange Act. All five lawsuits allege that the Schedule 14D-9 Solicitation/Recommendation Statement that we filed on February 12, 2021 (“14D-9”) is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, monetary damages if the tender offer is consummated. The defendants believe the claims asserted in the complaints are without merit. Additional lawsuits arising out of or relating to the tender offer may be filed in the future.

We expect the Merger to close during the first quarter of 2021, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.

Additional information about the Merger and related transactions is set forth in our filings with the Securities and Exchange Commission, or the SEC.

Components of our Results of Operations

Revenue

We did not generate any revenue from the sale of products since our inception through June 30, 2020. We initiated the commercial launch of Uplizna® and generated revenue from the sale of products in the third and fourth quarters of 2020. We have also generated revenue from commercial license and collaboration agreements related to the treatment of

NMOSD with inebilizumab. We do not expect any revenues that we may generate in the near future to be significant enough to fund our operations. We generated $50 million of license revenue in 2019.

In connection with the license agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, dated October 8, 2019, we entered into a supply agreement with MTPC, pursuant to which, among other things, we will supply products for MTPC’s commercial use.  Under the supply agreement, MTPC provides a rolling forecast for a period of 36 months of its usage for product.  Payment is based on the forecasted usage of supplied product and becomes due following delivery of product and invoicing by the Company. Changes in demand from MTPC and any adjustments to MTPC’s forecasted usage requirements of inebilizumab may cause our revenue and net loss to fluctuate significantly from period-to-period, which may result in a high degree of variability in our results of operations.

Cost of Product Sold

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenues during the respective period, and third-party royalties payable on our net product revenues. Cost of goods sold also includes, as applicable, costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, amortization of intangible asset, and manufacturing variances. We presently expect to have a lower cost of product sold until 2023.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation for personnel in our executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, facility and/or rent-related costs, and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Acquisition of In-Process Research and Development

Acquisition of IPR&D represents the expense recognized related to the Asset Purchase Agreement with AstraZeneca and MedImmune (the “APA”). The six molecules we acquired from MedImmune pursuant to the APA consist of multiple IPR&D projects related to biological therapies which are intended to treat an interrelated subset of autoimmune disorders, represented in part by common biological characteristics. See Note 9, “Asset acquisition” for further information.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Consolidated Results of Operations

Years Ended December 31, 2020, 2019, and 2018

The following table summarizes our results of operations for the years ended:

	December 31,
	2020	2019	2018
	(in thousands)	(in thousands)	(in thousands)
Revenue:
Product Revenue	$11,652	$-	$-
License Revenue	—	50,000	—
Total Revenue	11,652	50,000	—
Operating expenses:
Cost of products sold	2,040
Research and development	103,302	104,641	42,414
Selling, general and administrative	60,192	35,050	6,565
Acquisition of in-process research and development	—	—	143,333
Total operating expenses	165,534	139,691	192,312
Loss from operations	(153,882)	(89,691)	(192,312)
Other income
Interest income	3,214	3,262	2,042
Total other income	3,214	3,262	2,042
Net loss	$(150,668)	$(86,429)	$(190,270)

Product Revenue.    Product revenue was $11.7 million for the year ended December 31, 2020. We initiated the commercial launch of Uplizna® in the third quarter and generated revenue from the sale of products in the third and fourth quarters of 2020. There was no product revenue generated during the years ended December 31, 2019 and 2018.

License Revenue.    There was no license revenue generated during the year ended December 31, 2020 or 2018. License revenue was $50.0 million for the year ended 2019. The $50.0 million recognized in 2019 was due to the revenue recognized pursuant to the Co-Development and Commercial License Agreement with Hansoh Pharma and the MTPC License Agreement.

Research and Development Expenses.    Research and development expenses were $103.3 million, $104.6 million and $42.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease of $1.3 million from 2019 to 2020 was primarily driven by increases in personnel-related costs of $10.7 million, increases in clinical trial study and lab supply costs of $19.8 million, offset by decreases in regulatory milestone payments of $19.8 million, and decreases of other outside services of $12.0 million. The increase of $62.2 million from 2018 to 2019 was primarily driven by regulatory milestone payment of approximately $19.8 million in September 2019 in connection with acceptance for review by the FDA of the Company’s BLA for inebilizumab in patients with NMOSD in August 2019, an increase of $8.6 million in personnel related costs due to an increase in headcount, $33.8 million of direct program and external costs for payments to our research and development contractors driven primarily by manufacturing activities to support the BLA filing and pending approval process, and clinical trials for other potential indications for inebilizumab, as well as increased clinical material supplies for VIB4920.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $60.2 million, $35.1 million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018 respectively. The increase of $25.1 million from 2019 to 2020 was primarily due to increases in personnel-related expenses of $15.9 million, $4.2 million in professional services, and $5.0 million of facility related and other administrative expenses. The increase of $28.5 million from 2018 to 2019 was due primarily to increases of $12.6 million in professional services related to accounting services, corporate legal fees and patent legal fees, $10.9 million in personnel related expenses, including stock-based compensation, due to an increase in headcount, and $5.0 million of facility related and other administrative expenses.

Acquisition of In-process Research and Development.    Acquisition of IPR&D was $143.3 million for the year ended December 31, 2018, and consisted of IPR&D assets with no alternative future use acquired from the MedImmune and AstraZeneca. We did not acquire any IPR&D assets in 2019 or 2020.

Interest Income.    Interest income was $3.2 million, $3.3 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Interest income in 2020 was consistent with 2019 primarily due to market conditions resulting in lower yields on debt securities. The increase of $1.2 million from 2018 to 2019 was due primarily to higher cash and cash equivalents and marketable securities held during the year ended December 31, 2020.

Liquidity and Capital Resources

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2020, we had cash and cash equivalents of $130.1 million.

The following table sets forth a summary of the net cash flow activity for the years ended:

	December 31,
	2020	2019	2018
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by (used in):
Operating activities	$(106,113)	$(105,049)	$(29,531)
Investing activities	(124,250)	(146,446)	(143,824)
Financing activities	159,577	325,448	300,253
Net (decrease) increase in cash and cash equivalents	$(70,786)	$73,953	$126,898

Operating Activities

Net cash used in operating activities was $106.1 million, $105.0 million, and $29.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to our net loss of $150.7 million, partially offset by $15.3 million of non-cash charges related to depreciation and amortization, stock-based compensation expense, and net amortization of premiums and discounts on marketable securities, and cash provided by changes in our operating assets and liabilities of $29.3 million. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to our net loss of $86.4 million, partially offset by non-cash charges of $3.8 million related to depreciation, stock-based compensation expense and net amortization of premiums and discounts on marketable securities, and cash used by changes in our operating assets and liabilities of $22.4 million. The net cash used in operating activities for the year ended December 31, 2018 was primarily due to our net loss of $190.3 million, partially offset by non-cash charges of $143.3 million primarily related to our acquisition of IPR&D assets from MedImmune and AstraZeneca and cash provided by changes in our operating assets and liabilities of $15.5 million.

Investing Activities

Net cash used in investing activities was $124.3 million, $146.4 million, and $143.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The net cash used in investing activities for the year ended December 31, 2020 was primarily due to purchases, sales, and maturities of marketable securities and the purchase of intangible assets as a result of milestone payments upon the regulatory approval of Uplizna® on June 11, 2020. The net cash used in investing activities for the year ended December 31, 2019 was primarily due to purchases, sales and maturities of marketable securities, and purchase of property and equipment. The net cash used in investing activities for the year ended December 31, 2018 was primarily due to our acquisition of IPR&D from MedImmune and AstraZeneca and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $159.6 million for the year ended December 31, 2020 primarily due to the net proceeds of the issuance of common stock. Net cash provided by financing activities was $325.4 million for the year ended December 31, 2019, primarily due to the net proceeds of $167.0 million from the issuance of Series A-3 and Series B convertible preferred stock and $156.9 million of net proceeds from the IPO. Net cash provided by financing activities was $300.3 million for the year ended December 31, 2018 and was due to proceeds from the issuance of Series A-1 and A-2 convertible preferred stock.

Funding Requirements

We believe that our existing cash, will be sufficient to meet our anticipated cash requirements into 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

•

the revenue received from any potential commercial sales of Uplizna® or other product candidates, if approved, and product pricing, as well as product coverage and the adequacy of reimbursement of third-party payors, relating to any such product;

•

the cost of commercialization activities for and manufacturing of Uplizna® and other product candidates if we receive marketing approval for any such product candidate, including marketing, sales and distribution costs;

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

We expect to finance our cash needs through a combination of revenues, public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may need to relinquish valuable rights to our product candidates, future revenue streams, research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings as and when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, clinical supply manufacturers and vendors for pre-clinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. Obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. We have paid approximately $20.0 million for the BLA approval for inebilizumab by the FDA for NMOSD. However, we are currently unable to estimate the timing or likelihood of achieving other milestones or generating future product sales.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, "Summary of significant accounting policies", we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Accrued Research and Development

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each consolidated balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

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

Revenue Recognition for Contracts with Customers

Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue (ASC 606): Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior periods were prepared and reported in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. The adoption of ASC 606 resulted in no cumulative adjustment as we had substantially no assets until executing the Asset Acquisition in February 2018 (as described in Note 9, “Asset acquisition”) and did not enter into a revenue contract with a customer until May 2019 (as described in Note 15, “Collaboration agreements”).

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the consolidated balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheet. Amounts not expected to be recognized as revenue within the 12 months following the consolidated balance sheet date are classified as deferred revenue, net of current portion.

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

For a complete discussion of accounting for collaboration revenues, see Note 15, “Collaboration agreements.”

Other Company Information

Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information

At December 31, 2020, we had federal and state net operating loss carryforwards of $270.1 million. Federal and state net operating losses arising after December 31, 2017 can be carried forward indefinitely. As of December 31, 2020, we also had federal research credit carryforwards of $21.6 million. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards expire beginning in 2025.

We believe that it is more likely than not that we will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

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

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States. We have, from time-to-time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated and the date of payment or receipt of payment is generally of short duration. Additionally, we have two new foreign subsidiaries; however, there were no actual operations at these entities during the year-ended December 31, 2020. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated in Item 15 of Part IV of this annual report on Form 10-K.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues or misstatements, if any, within a company have been detected. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements filed as part of this annual report on Form 10-K are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.

(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1*

Agreement and Plan of Merger, dated January 31, 2021, by and among Horizon Therapeutics USA, Inc., Teiripic Merger Sub, Inc., Viela Bio, Inc. and solely for purposes of Sections  6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc

			8-K	02/01/21	001-39067
3.1	Form of Third Amended and Restated Certificate of Incorporation.		8-K	10/07/19	001-39067
3.2	Restated Bylaws of Viela Bio, Inc.		8-K	10/07/19	001-39067

4.1	Form of Common Stock Certificate.		S-1/A	09/23/19	333-233528

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated June 12, 2019.		S-1	08/29/19	333-233528

4.3	Description of Securities		10-K	03/25/20	001-39067

10.1	Form of Indemnification Agreement.		S-1	08/29/19	333-233528

10.2+	Amended and Restated 2018 Equity Incentive Plan, and forms of award agreements thereunder.		S-1/A	09/23/19	333-233528

10.3+	Employment Agreement, by and between the Company and Zhengbin (Bing) Yao, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.4+	Employment Agreement, by and between the Company and Jörn Drappa, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.5+	Employment Agreement, by and between the Company and Aaron Ren, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.6+	Offer Letter, by and between the Company and Mitchell Chan, dated August 15, 2018.		S-1	08/29/19	333-233528

10.7+	Offer Letter, by and between the Company and William Ragatz, dated November 27, 2018.		S-1	08/29/19	333-233528

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
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

10.9#

License Agreement by and between Dana-Farber Cancer Institute, Inc. and Cellective Therapeutics, Inc., as amended, dated December 21, 2004 as amended by the Letter Agreement dated September 8, 2005 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).

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

			S-1	08/29/19	333-233528

10.11.2#	Supplemental Agreement dated as of August 14, 2018, by and between SBI Biotech Co. Ltd. and the Company.		S-1	08/29/19	333-233528

10.12#	BioWa/Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.13#	Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.14#	Asset Purchase Agreement, by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.15#	License Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.		S-1	08/29/19	333-233528

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.16#	Clinical Supply Agreement, by and between the Company and AstraZeneca UK Limited, dated as of February 23, 2018.		S-1	08/29/19	333-233528

10.17#	Master Supply and Development Services Agreement, by and between the Company and AstraZeneca UK Limited, dated February 23, 2018.		S-1	08/29/19	333-233528

10.18#	Transition Services Agreement, by and between the Company and MedImmune, LLC, dated February 23, 2018.		S-1	08/29/19	333-233528

10.19#	Medical Research Council Payment Agreement, by and between the Company and MedImmune Limited, dated February 23, 2018.		S-1	08/29/19	333-233528

10.20#	Commercial Supply Agreement, by and between the Company and AstraZeneca Pharmaceuticals LP, dated as of April 4, 2019.		S-1	08/29/19	333-233528

10.21#	License and Collaboration Agreement, by and between the Company and Hansoh Pharmaceutical Group Company Limited, dated May 24, 2019.		S-1	08/29/19	333-233528

10.22#	License Agreement by and between the Company and Mitsubishi Tanabe Pharma Corporation, dated October 8, 2019.		10-K	03/25/20	001-39067

10.23+	Executive Severance Plan.		S-1	08/29/19	333-233528

10.24+	Non-Employee Director Compensation Plan.		10-K	03/25/20	001-39067

10.25#	Long-term Lease Agreement, by and between the Company and MedImmune, LLC, dated as of June 30, 2018.		S-1	08/29/19	333-233528
10.26	Form of Tender and Support Agreement		8-K	02/01/21	001-39067
21.1	Subsidiaries of the Company.	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Denotes management compensation plan or contract.
*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplemental copies of any omitted schedules to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIELA BIO, INC.

Date: March 01, 2021	By:	/s/ Zhengbin (Bing) Yao, Ph. D.
Zhengbin (Bing) Yao, Ph. D.
Chairman, President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Zhengbin (Bing) Yao, Ph. D. and Mitchell Chan his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated

opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhengbin (Bing) Yao, Ph. D.	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 01, 2021
Zhengbin (Bing) Yao, Ph. D.

/s/ Mitchell Chan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 01, 2021
Mitchell Chan

/s/ Yanling Cao	Director	March 01, 2021
Yanling Cao

/s/ Edward Hu	Director	March 01, 2021
Edward Hu

/s/ Rachelle Jacques	Director	March 01, 2021
Rachelle Jacques

/s/ Chris Nolet	Director	March 01, 2021
Chris Nolet

/s/ Tyrell Rivers, Ph. D.	Director	March 01, 2021
Tyrell Rivers, Ph. D.

/s/ Andreas Wicki, Ph. D.	Director	March 01, 2021
Andreas Wicki, Ph. D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viela Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Viela Bio, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2018.

Baltimore, Maryland
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Viela Bio, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Viela Bio, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Baltimore, Maryland
March 1, 2021

VIELA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$130,065	$200,851
Marketable securities	237,622	113,945
Accounts receivable, net	5,385	30,000
Prepaid and other current assets	16,227	6,242
Total current assets	389,299	351,038
Marketable securities, non-current	10,792	31,415
Property and equipment, net	2,786	1,499
Intangible assets, net	18,680	—
Other assets	1,700	102
Total assets	$423,257	$384,054
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,570	$7,459
Accrued expenses and other current liabilities	16,217	9,192
Related party liability	3,423	12,892
Refund liability	20,835	—
Total current liabilities	46,045	29,543
Other non-current liabilities	1,384	—
Total liabilities	47,429	29,543
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 54,891,511 and 50,617,868 issued and outstanding as of December 31, 2020 and 2019, respectively	55	51
Additional paid-in capital	803,061	631,154
Accumulated other comprehensive income	79	5
Accumulated deficit	(427,367)	(276,699)
Total stockholders’ equity	375,828	354,511
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$423,257	$384,054

The accompanying notes are an integral part of these consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue, net	$11,652	$—	$—
License revenue	—	50,000	—
Total revenue	11,652	50,000	—
Operating expenses:
Cost of products sold	2,040	—	—
Research and development	103,302	104,641	42,414
Selling, General and administrative	60,192	35,050	6,565
Acquisition of in-process research and development	—	—	143,333
Total operating expenses	165,534	139,691	192,312
Loss from operations	(153,882)	(89,691)	(192,312)
Other income:
Interest income	3,214	3,262	2,042
Total other income	3,214	3,262	2,042
Net loss	$(150,668)	$(86,429)	$(190,270)
Net loss per share attributable to common stockholders—basic and diluted	$(2.83)	$(7.02)	$(19,027,000)
Weighted average common shares outstanding—basic and diluted	53,155,097	12,309,231	10
Other comprehensive income
Unrealized gains on marketable securities, net	$74	$5	$—
Total other comprehensive income	74	5	—
Total comprehensive loss	$(150,594)	$(86,424)	$(190,270)

The accompanying notes are an integral part of these consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

						Accumulated		Total
	Redeemable convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balance at January 1, 2018	—	$—	10	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	—	1,879	—	—	1,879
Issuance of preferred stock	31,225,324	312,253	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(190,270)	(190,270)
Balances at December 31, 2018	31,225,324	312,253	10	—	1,879	—	(190,270)	(188,391)
Stock-based compensation expense	—	—	—	—	3,625	—	—	3,625
Issuance of common stock for stock options exercised	—	—	535,363	1	1,520	—	—	1,521
Issuance of common stock upon vesting of RSAs	—	—	378,789	—	—	—	—	—
Issuance of preferred stock	9,393,382	155,000	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriting discounts, commissions and offering costs	—	—	9,085,000	9	156,918	—	—	156,927
Conversion of preferred stock into common stock	(40,618,706)	(467,253)	40,618,706	41	467,212	—	—	467,253
Unrealized gains (losses) on marketable securities	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(86,429)	(86,429)
Balances at December 31, 2019	—	—	50,617,868	51	631,154	5	(276,699)	354,511
Stock-based compensation expense	—	—	—	—	12,228	—	—	12,228
Issuance of common stock for stock options exercised	—	—	301,486	—	1,345	—	—	1,345
Issuance of common stock upon vesting of RSAs	—	—	372,157	1	(1)	—	—	—
Issuance for common stock, net	—	—	3,600,000	3	158,335	—	—	158,338
Unrealized gains (losses) on marketable securities	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(150,668)	(150,668)
Balances at December 31, 2020	—	$—	54,891,511	$55	$803,061	$79	$(427,367)	$375,828

The accompanying notes are an integral part of these consolidated financial statements.

VIELA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(150,668)	$(86,429)	$(190,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,491	184	18
Stock-based compensation expense	12,228	3,625	1,879
Acquisition of in-process research and development	—	—	143,333
Amortization of premiums (discounts) on marketable securities, net	644	(10)	—
Amortization of right-of-use lease assets	959	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	24,615	(30,000)	—
Prepaid and other assets	(10,289)	(5,888)	(456)
Accounts payable, accrued expenses and related party liability	14,907	13,469	15,965
Net cash used in operating activities	(106,113)	(105,049)	(29,531)
Cash flows from investing activities:
Purchase of marketable securities	(404,135)	(161,036)	—
Sales and maturities of marketable securities	300,511	15,691	—
Purchase of intangible assets	(19,700)	—	—
Purchase of property and equipment	(926)	(1,101)	(491)
Acquisition of in-process research and development	—	—	(143,333)
Net cash used in investing activities	(124,250)	(146,446)	(143,824)
Cash flows from financing activities:
Proceeds from initial public offering	—	172,615	—
Proceeds from exercise of common stock options	1,345	1,521	—
Proceeds from issuance of redeemable convertible preferred stock	—	167,000	300,253
Proceeds from issuance of common stock	169,200	—	—
Payment of common stock offering costs	(10,862)	—	—
Payment of initial public offering costs	—	(15,688)	—
Payment for right-of-use finance leases	(106)	—	—
Net cash provided by financing activities	159,577	325,448	300,253
Net (decrease) increase in cash and cash equivalents	(70,786)	73,953	126,898
Cash and cash equivalents at beginning of year	200,851	126,898	—
Cash and cash equivalents at end of year	$130,065	$200,851	$126,898

Supplemental disclosure of non-cash operating, investing, and financing activities:
Receivable from sale of preferred stock	—	—	12,000
Conversion of convertible redeemable preferred stock into common stock	—	467,253	—
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	(1,034)	—	—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	(2,133)	—	—
Purchases of property and equipment included in accounts payable	27	109	—

The accompanying notes are an integral part of these consolidated financial statements.

VIELA BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the business and basis of presentation

Viela Bio, Inc. (“Viela” or the “Company”) is a biotechnology company pioneering and advancing treatments for severe inflammation and autoimmune diseases by selectively targeting shared critical pathways that are the root cause of disease. The Company was incorporated on December 11, 2017 under the laws of the State of Delaware. The Company’s lead molecule, inebilizumab, is a humanized mAb designed to target CD19, a molecule expressed on the surface of a broad range of immune system B cells. In January 2019, the Company reported positive pivotal clinical trial data for inebilizumab in patients with neuromyelitis optica spectrum disorder, or NMOSD. NMOSD is a rare, devastating condition that attacks the optic nerve, spinal cord and brain stem, and often leads to irreversible blindness and paralysis. The Company received Breakthrough Therapy Designation for the treatment of this disease from the U.S. Food and Drug Administration (the “FDA”) in April 2019 and in August 2019, the FDA accepted for review the Company’s Biologics License Application (“BLA”) for inebilizumab. On June 11, 2020, the FDA approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with NMOSD who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. The Company commercially launched Uplizna® following the FDA approval in June 2020.

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

In April 2020, Viela Bio BV, a wholly-owned subsidiary of the Company (the “ Dutch Subsidiary”), was established as a legal entity domiciled in the Netherlands, for the purpose of import and export of drug substances and drug products in connection with development and commercialization of medicines. The Dutch Subsidiary did not have any operations during the period ended December 31, 2020.

In June 2020, the Company completed an underwritten public offering of its common stock and issued and sold 3,600,000 shares of common stock, at a public offering price of $47.00 per share, for aggregate gross proceeds of $169,200 and net proceeds after deducting underwriting discounts and commissions and other offering costs of $158,338.

In September 2020, Viela Bio GmbH, a wholly-owned subsidiary of the Dutch Subsidiary (the “Swiss Subsidiary”) was established as a legal entity domiciled in the Switzerland, for the purpose of the manufacture and trade of products as well as the provision of management, administrative, accounting and legal services to members of the Viela Group of companies.  The Swiss Subsidiary did not have any operations during the period ended December 31, 2020.

COVID-19

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, the Company is not experiencing significant impact or delays from COVID-19 on its business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, the Company had paused enrollment of new patients in certain of our clinical trials, most of which the Company recently resumed.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries.

Foreign currency translation and transaction

The functional currency of the Company and its subsidiaries is the U.S. dollar. Our foreign subsidiaries did not have any substantive operations for the year ended December 31, 2020.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of research and development expenses based on when services are performed, and the valuations of share-based compensation arrangements. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents represent highly liquid instruments with an original maturity of 90 days or less at acquisition. Cash and cash equivalents include investments in money market funds with commercial banks and financial institutions, and commercial paper of high-quality corporate issuers.

Marketable Securities

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020, using the allowance approach. Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses), are included in the consolidated statement of operations and comprehensive loss, with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings, and accordingly adjust the allowance (see Recently Issued Accounting Pronouncements).

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

The Company began capitalizing inventories upon FDA approval of Uplizna® on June 11, 2020. Once capitalized, inventories are stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (“FIFO”) cost method. Inventories consist of raw materials, work in process and finished goods. Costs incurred prior to the FDA approval of Uplizna® have been recorded as research and development expenses because of the uncertainty as described above. As of year-ended December 31, 2020, the Company has $9 of inventory related to Uplizna® on hand, which is included in other current assets on the consolidated balance sheet, and no capitalized inventory costs related to other drug development programs.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred.

Accounts Receivable, net

The Company’s accounts receivable arise from net product sales and license revenues. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from certain government programs, copay assistance, prompt-pay discounts and certain distribution fees. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company) for certain chargebacks, prompt pay discounts and certain distribution fees, or a current liability (if a payment is required of us), for government rebates, co-pay assistance and certain distribution fees.

The accounts receivable from product sales represents receivables due from the Company’s specialty distributor and specialty pharmacy in the U.S. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company provides reserves against trade receivables for estimated credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2020, the Company believes that such customers are of high credit quality and any expected credit loss is deemed immaterial.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company also has two primary customers as of year ended December 31, 2020, which represent a source of credit risk.

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

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. No transfer of assets between Level 1 and Level 2 of the fair value hierarchy occurred during the years ended December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for impairment whenever indications of an impairment, or a triggering event, has deemed to have occurred. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during any of the years in the three-year period ended December 31, 2020.

Intangible assets, net

The Company’s intangible asset consists of in-licensed rights, which are stated in the Company’s consolidated balance sheet net of accumulated amortization and impairment, if applicable, and are amortized using a straight-line method over the useful life. Additionally, the intangible asset is reviewed for impairment whenever a triggering event occurs.

The in-licensed rights relate to agreements with previous developers of Uplizna®. As a result of the FDA approval of Uplizna® on June 11, 2020, the Company was required to make milestone payments of $19,700. As these represent payments securing the Company’s rights with respect to an acquired in-process R&D asset that is now considered complete based on its approval by the FDA, the Company has capitalized such payments as intangible assets. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents which is the expected time period that the Company will benefit from the in-licensed rights. Amortization related to the in-licensed rights, which commenced in the third quarter of 2020 and was included in cost of products sold in the consolidated statement of operations and comprehensive loss, for the year ended December 31, 2020 was $1,020. Estimated future amortization for the in-licensed rights is $1,884 annually for years ending 2021, 2022, 2023, 2024, and 2025. Thereafter, estimated remaining amortization is $9,260.

Revenue Recognition for Contracts with Customers

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning on January 1, 2019 are presented under ASC 606, while prior periods were prepared and reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 resulted in no cumulative adjustment as the Company had substantially no assets until executing the Asset Acquisition in February 2018 (as described in Note 9, “Asset acquisition”)) and did not enter into a revenue contract with a customer until May 2019 (as described in Note 15, “Collaboration agreements”).

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

Amounts recognized as revenue for which the Company has the contractual right to bill, but has not yet received, are classified as accounts receivable in the accompanying balance sheets. Amounts recognized as revenue for which the Company does not have the contractual right to bill are generally recognized as contract assets.

Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the consolidated balance sheet date are classified as long-term liabilities.

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

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue or milestone payments resulting from any of its licensing arrangements. As part of the collaboration and supply agreements entered into with Mitsubishi Tanabe Pharma Corporation (“MTPC”), the Company is required to supply product to MTPC for its development and commercialization of inebilizumab in the respective territories. MTPC orders supply based on their expectations of market conditions in the licensed territories and their planned utilization of the product. Payment is invoiced upon shipment of the product to MTPC and is based on the amount of product that is expected to be utilized in commercial sales, and the amount of product utilized for other purposes. The Company has determined that this transaction is an in-substance royalty arrangement, and that the intellectual property that has been licensed to MTPC under the arrangement is the predominate item to the supply agreement. As a result, such invoiced amounts in excess of the cost of the supplied product are deferred until MTPC has recognized a sale of the product. Product shipped to MTPC that has been accepted, is not subject to return, and the cost of such products is nonrefundable. In the event that MTPC is unable to sell the product in the licensed territories, the entire amount of the payment from MTPC that is in excess of the cost of the product is refundable. As of December 31, 2020, inebilizumab has not been authorized for use in any of the licensed territories. The Company has recorded a refund liability on the consolidated balance sheet for the amount received that is in excess of the cost of the product provided, and accepted, by MTPC.

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

Cost of Product Sold

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenues during the respective period, and third-party royalties payable on our net product revenues. Cost of goods sold includes, as applicable, costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, amortization of intangible asset, and manufacturing variances.

Stock-based compensation

The Company measures all stock-based awards granted to employees based on the fair value on the date of the grant and recognizes compensation expense into either selling, general and administrative expense or research and development expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur.

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

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2020 and 2019, the Company has established a full valuation allowance with respect to its deferred tax assets.

The Company recognizes the impact of an uncertain tax position if the position will more likely than not be   sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is   to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, the   Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.   The Company does not expect this to change significantly in the next twelve months

Net loss per share

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

Subsequent to the IPO, basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not included in the calculation as their affect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2020, 2019, and 2018.

For the years ended, December 31, 2020, 2019, and 2018, there were no reconciling items between basic and diluted net loss per share. At December 31, 2020, the Company had outstanding stock options totaling 4,271,784. At December 30, 2019, the Company had outstanding stock options and restricted stock awards totaling 3,659,414. At December 30, 2018, the Company had outstanding stock options, restricted stock awards totaling 3,243,227, and 31,225,324 shares of Preferred Stock. These common stock equivalents are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing and commercializing transformative treatments for severe inflammation and autoimmune diseases.

Recently adopted accounting pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), including all its amendments, using the modified retrospective method. Under the modified retrospective method, the cumulative effect of the change is recognized in retained earnings as an adjustment in the period of adoption. However, the adoption of ASU No. 2016-02, and its related amendments, did not result in any cumulative adjustments to retained earnings. The Company has elected to not restate comparative periods in the period of adoption. The new guidance requires an entity to recognize a right-of-use asset and a lease liability initially measured at the present value of future lease payments. The company has opted to elect the package of practical expedients upon adoption and applied the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. In addition, the Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. As of the period of adoption, the Company did not have any short-term leases. Further, the company chose not to elect the use of hindsight to reassess the lease terms. Refer to “Note 16 Leases” for further information.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and became effective for the Company as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently issued accounting pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

3. Accounts receivable, net

The following table summarizes the components of the Company’s accounts receivable:

	December 31,
	2020	2019
Product sales receivable, net	$5,385	$—
License receivable	—	30,000
Total accounts receivable, net	5,385	30,000

4. Cash, cash equivalents and marketable securities

The following is a summary of the Company’s cash, cash equivalents and available-for-sale marketable securities by significant investment category:

	December 31,
	2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$70,010	$—	$—	$70,010	$70,010	$—	$—
Level 1
Money market funds	54,056	—	—	54,056	54,056	—	—
Subtotal	54,056	—	—	54,056	54,056	—	—
Level 2
U.S. Treasury securities	12,807	34	—	12,841	—	12,841	—
Commercial paper	142,071	7	(29)	142,049	—	142,049	—
Corporate debt securities	99,452	101	(30)	99,523	5,999	82,732	10,792
Subtotal	254,330	142	(59)	254,413	5,999	237,622	10,792
Total	$378,396	$142	$(59)	$378,479	$130,065	$237,622	$10,792

	December 31,
	2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$26,821	$—	$—	$26,821	$26,821	$—	$—
Level 1
Money market funds	157,777			157,777	$157,777
Subtotal	157,777	—	—	157,777	157,777	—	—
Level 2
U.S Treasury securities	9,623	7	—	9,630		4,805	4,825
Commercial paper	55,021	4	(9)	55,016	13,050	41,966	—
Corporate debt securities	96,964	28	(25)	96,967	3,203	67,174	26,590
Subtotal	161,608	39	(34)	161,613	16,253	113,945	31,415
Total	$346,206	$39	$(34)	$346,211	$200,851	$113,945	$31,415

As of December 31, 2020, there was no impairment due to credit loss on any available-for-sale marketable securities.

5. Property and Equipment, net

The following is a summary of the Company’s property and equipment, at cost:

	December 31,
	2020	2019
Machinery and equipment	$2,649	$930
Furniture and fixtures	359	359
Leasehold improvements	571	412
Total	3,579	1,701
Accumulated depreciation and amortization	(793)	(202)
Total, net	$2,786	$1,499

6. Accrued expenses and other current liabilities

The following is a summary of the Company’s accrued liabilities and other current liabilities:

	December 31,
	2020	2019
Compensation and employee benefits	$7,347	$4,684
Research and development expenses	5,473	2,693
Consulting and other professional fees	1,832	1,475
Other	1,565	340
Total	$16,217	$9,192

7. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders, provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled to vote thereon. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of preferred stock. Through December 31, 2020, no cash dividends had been declared or paid.

8. Convertible redeemable preferred stock

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

In addition to the Initial Tranche Closing, the Series A Preferred Stock Purchase Agreement provided for the issuance of up to 6,470,588 shares of Series A-3 at a purchase price of $17.00 per share upon acceptance for review by the U.S. FDA of the Company’s first biologics license application for lead product candidate, inebilizumab, for the indication neuromyelitis optica spectrum disorder (the “Milestone Closing”). However, at any time prior to the Milestone Closing, the board of directors could determine that the Company required additional capital to fund its operations, upon which the board of directors may cause the Company to sell and the holders of the Series A-2 to purchase up to 3,000,000 additional shares of Series A-2 preferred stock at a purchase price of $10.00 per share (the “Additional Closing”). In December 2018, the Additional Closing occurred, and the Company received $30,000 in exchange for 3,000,000 shares of Series A-2. As of December 31, 2018, $12,000 of the $30,000 was recorded as a receivable as funds were not received until January 2019 and the Company provided supplemental non-cash financing disclosure on its consolidated statement of cash flows for the year ended December 31, 2018. The proceeds received upon the Additional Closing would reduce the proceeds from the Milestone Closing.

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

9. Asset acquisition

In February 2018, the Company entered into the Asset Purchase Agreement with the AZ Parties (AstraZeneca Collaboration Ventures, LLC, MedImmune LLC, and MedImmune, LLC) to acquire the intellectual property and the biological, regulatory and other materials associated with a portfolio of clinical molecules (“Clinical Molecules”) and pre-clinical molecules for potential therapies for autoimmune diseases and inflammation (collectively, the “Acquired Molecules”), for a purchase price of approximately $142,253 (“Asset Acquisition”), which includes direct and incremental transaction expenses of approximately $1,000. The Acquired Molecules consist of multiple in-process research and development projects related to biological therapies which are intended to treat an interrelated subset of auto-immune disorders, represented in part by common biological characteristics. As of the acquisition date, the Acquired Molecules were either in the pre-clinical stage, Phase 1a trial, Phase 1b trial or Phase 2 trial. Further, the Acquired Molecules are related to various potential indications, all of which were identified by the Company as preliminary on the Transaction Date. Until a lead indication is identified, it is not uncommon for the preliminary indications of a drug compound to change during the early clinical development stages.

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

The Asset Acquisition was accounted for as an acquisition of assets that did not meet the definition of a business. The Asset Acquisition did not constitute a business as substantially all of the fair value of the gross assets acquired was concentrated in the Clinical Molecules, which represent a group of similar identifiable assets as of the acquisition date. As of the acquisition date, the Clinical Molecules were deemed to share similar risk characteristics as (1) each of the Clinical Molecules were in the early development stages of a drug compound and shared a similar financial, technical and regulatory risk profile, (2) only preliminary indications had been identified for any of the Clinical Molecules and (3) the underlying biologic therapies of the Clinical Molecules were similar in that each was intended to treat an interrelated subset of autoimmune disorders by interrupting biologic mechanisms that otherwise result in inflammation and tissue damage.

Because the Acquired Molecules were accounted for as an asset acquisition that did not meet the definition of a business, the Acquired Molecules were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $142,253. However, because the Acquired Molecules represent in-process research and development with no alternative future use, the Company immediately expensed the fair value of the Acquired Molecules in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

10. Stock-based compensation

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of stock options (both incentive and non-statutory), restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of stock-based awards to employees, consultants and directors.

During the years ended December 31, 2020, 2019, and 2018, the Company granted stock options that vest over four years and have a maximum contractual term of ten years. Vesting is subject to the holder’s continuous service with the Company. The Company reserved a total of 7,565,938 shares of common stock for issuance under the Equity Incentive Plan with 5,978,143 available for future issuance, which amount includes shares issuable upon the exercise of outstanding options.

Stock option valuation

The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model as of the date of grant. The fair value of the Company’s option awards granted during the years ended December 31, 2020, 2019, and 2018 was estimated using the following assumptions:

	December 31,
	2020		2019		2018
Risk-free rate of interest	0.32 - 1.64%		1.45 - 2.52%		2.87%
Expected term (years)	5.50	years	5.50 - 6.24	years	6.00	years
Expected stock price volatility	62.50 - 68.41%		62.50 - 84.61%		83.30%
Dividend yield	0.00%		0.00%		0.00%
Weighted average fair value of common stock	$40.85		$13.75		$2.84

Stock options

The following table summarizes the Company’s stock option activity:

	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	—	—	—
Granted	2,485,650	2.84	9.25
Outstanding at December 31, 2018	2,485,650	2.84	9.25
Granted	1,460,520	13.75	—
Exercised	(535,363)	2.84	—
Cancelled	(123,550)	3.96	—
Outstanding at December 31, 2019	3,287,257	7.65	8.82
Granted	1,585,147	40.85	—
Exercised	(301,486)	4.46	—
Cancelled	(299,134)	21.79	—
Outstanding at December 31, 2020	4,271,784	19.20	—
Exercisable at December 31, 2020	1,234,933	6.13	7.61
Vested and expected to vest at December 31, 2020	4,271,784	19.20	8.31

The weighted average grant date fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 was $22.43, $9.25, and $1.99, respectively.

The aggregate intrinsic value of options exercised during year ended December 31, 2020 was approximately $11,652. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2020 was approximately $78,961. The aggregate intrinsic value of options vested and exercisable as of December 31, 2020 was approximately $36,848.

As of December 31, 2020, there was approximately $35,141 total unrecognized compensation expense, related to the unvested stock options, which is expected to be recognized over a weighted average period of 2.99 years.

Restricted common stock

The following table summarizes the information about restricted stock awards (“RSA”) activity:

	Number of Awards	Grant-Date Fair Value
Outstanding at December 31, 2017	—	$—
Granted	757,577	$2.84
Outstanding at December 31, 2018	757,577	$2.84
Granted	—	—
Vested/Released	(378,789)	$2.84
Cancelled	(6,631)	$2.84
Unvested as of December 31, 2019	372,157	$2.84
Granted	—	—
Vested/Released	(372,157)	2.84
Cancelled	—	—
Unvested as of December 31, 2020	—	$—

 All restricted stock was vested as of December 31, 2020.

Stock-based Compensation

Stock-based compensation expense was comprised of the following:

	December 31,
	2020	2019	2018
Research and development	$5,771	$1,820	$935
Selling, general and administrative	6,457	1,805	944
Total stock-based compensation expense	$12,228	$3,625	$1,879

11. Income taxes

During the years ended December 31, 2020, 2019, and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States. A summary of the Company’s current and deferred tax provision is as follows:

	December 31,
	2020	2019	2018
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Total current income tax provision	—	—	—
Deferred income tax benefit:
Federal	(40,410)	(25,926)	(44,529)
State	(1,994)	(5,807)	(12,350)
Total deferred income tax benefit	(42,404)	(31,733)	(56,879)
Change in deferred tax valuation allowance	42,404	31,733	56,879
Total provision for income taxes	$—	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2020	2019	2018
Pre-Tax Book Loss	$(150,668)	$(86,429)	$(190,270)

Taxes at U.S. federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	5.00%	6.70%	6.5%
Stock based compensation	0.20%	-0.40%	-0.10%
Other permanent items	0.00%	-0.10%	0.00%
Change in deferred tax rate	-4.80%	0.00%	0.00%
Provision to return adjustment	1.10%	0.00%	0.00%
Change in valuation allowance	-28.10%	-36.70%	-29.90%
Change in prior year credits	0.00%	-0.30%	0.00%
Current year credits generated	5.60%	9.80%	2.50%
Effective Tax Rate	0%	0%	0%

Net deferred tax assets consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Stock compensation	$2,141	$185
Charitable contribution carryover and other	133	38
Accrued bonus	1,447	954
Accrued vacation	260	127
Depreciation	—	14
Capitalized acquired patents	32,262	37,448
Capitalized start-up expenses	4,523	5,156
Lease liability	587	—
Cumulative net operating losses	68,832	31,536
R&E credits	21,638	13,212
Total deferred tax assets	131,823	88,670
Deferred tax liabilities:
Stock Compensation - Restricted Shares	—	(58)
Depreciation	(255)	—
Right-of-use assets	(573)	—
Total deferred tax liabilities	(828)	(58)
Total net deferred tax assets	130,995	88,612
Less valuation allowance	(130,995)	(88,612)
Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2020, we had federal and state net operating loss carryforwards of $270.1 million. Federal and state net operating losses arising after December 31, 2017 can be carried forward indefinitely. As of December 31, 2020, we also had federal research credit carryforwards of $21.6 million. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards expire beginning in 2025.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. Any limitation may result in expiration of a portion of the research and development tax credit carryforwards before utilization and could potentially result in increased future cash tax liability if the Company earns taxable income in the future.

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management has considered (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company's net deferred income tax asset is not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019.

As of December 31, 2020, 2019, and 2018, the Company had no unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S., Maryland and certain other states, as prescribed by the tax laws of the jurisdictions in which it operates, where applicable. There are currently no pending tax examinations. The Company's U.S. Federal and state income tax returns from 2018 forward remain open to examination.

12. Benefit plan

The Company maintains a defined contribution 401(k) plan, under which employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic matching contribution of $1.00 per $1.00 of employee contribution into the plan up to a maximum of 4% of employee deferral. The Company’s matching contributions to employees totaled approximately $1,020, $581, and $179 during the years ended December 31 2020, 2019, and 2018, respectively.

13. Commitments and contingencies

Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is not currently a party, and its properties are not currently subject, to any legal proceedings that, in the opinion of management, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Indemnification of Management and the Board

In accordance with the Company’s third amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Milestone and Royalty Payments

At the inception of each license and collaboration agreement with third parties, which may require the Company to make milestone payments, the Company evaluates whether each milestone and royalty payment is substantive and at risk to both parties on the basis of the contingent nature of the milestone and royalty. The Company aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones and royalties. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing a molecule against the specified target. Development milestones are typically reached when a molecule reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones and royalties are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. The Company made a regulatory milestone payment of approximately $19,800 in September 2019, in connection with acceptance for review by the FDA of the Company’s Biologics License Application (“BLA”) for inebilizumab in patients with neuromyelitis optica spectrum disorder (“NMOSD”) in August 2019. For the year ended December 31, 2019, the $19,800 regulatory milestone payment was recorded within research and development expenses. The Company made $19,700 of regulatory milestone payments related to in-licensed rights in June 2020, in connection with the approval of Biologics License Application by the FDA for Uplizna® for the treatment of NMOSD. For the year ended December 31, 2020, the $19,700 regulatory milestone payment was recorded as an intangible asset.

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

14. Related party transactions

In connection with the Asset Acquisition, the Company also entered into certain other agreements with the AZ Parties (AstraZeneca Collaboration Ventures, LLC, MedImmune LLC, and MedImmune, LLC), including a transition services agreement, a clinical supply agreement, a commercial supply agreement, a master supply and development services agreement, and a long-term lease agreement. During the year ended December 31, 2020, the Company incurred $20,969 of costs under these agreements, of which $3,423 is recorded as a related party liability on the Company’s consolidated balance sheet as of December 31, 2020. During the year ended December 31, 2019, the Company incurred $41,934 of costs under these agreements, of which $12,892 is recorded as a related party liability on the Company’s consolidated balance sheet as of December 31, 2019. During the year ended December 31, 2018, the Company incurred $32,092 of costs under these agreements.

15. Collaboration agreements

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

The Company entered into a supply agreement with MTPC in August 2020 for the supply of inebilizumab (the “Product”) to MTPC. The Company assessed this arrangement in accordance with ASC 606 and concluded that the supply agreement represents a contract with a customer within the scope of ASC 606. The performance obligations within the supply agreement are limited to the supply of inebilizumab to MTPC. In identifying the appropriate transaction price and the allocation to performance obligations, the Company concluded that the sales-based royalty exception applies to the transaction price included in the supply agreement as the implicit royalty in the supply agreement relates to a license of IP (“Intellectual Property”), which is the predominant item in the transaction. There are two separate transaction prices related to the supply agreement: (i) non-refundable, minimum order quantity and consideration and (ii) and a future, implicit royalty related to the license of IP that is subject to the sale-based royalty exception. Although the sale of the product is not the predominate item in the supply agreement, control of the product transfers to MTPC upon delivery and acceptance. Upon acceptance, the Company will recognize revenue for the minimum, non-refundable order quantity and consideration. The Company will not recognize revenue related to the implicit royalty for the license of the IP until the subsequent sale of the Product, which triggers the royalty payment. The Company is required to refund all amounts received that are in excess of the eventual royalty earned.

During the fourth quarter 2020, the Company received the first two sales orders from MTPC related to the supply agreement for which the product was shipped and accepted by MTPC. The Company also received advanced payment, which was recorded as of December 31, 2020 as follows: (i) The Company recorded a nominal amount of product revenue in the consolidated statement of operations and comprehensive loss for the non-refundable, minimum order quantity and consideration upon acceptance of the Product by MTPC and (ii) the Company recorded a refund liability on the consolidated balance sheet for the portion of the order that is subject to the sales-based royalty exception in which the excess of the eventual royalty earned would be refundable to MTPC in the event that MTPC is not able to successfully commercialize the product. As of December 31, 2020, the product has not been approved in any of the territories, and MTPC has not established a selling price for the product in the territories

16. Leases

Effective January 1, 2020, the Company accounts for its leases under ASC-842, Leases (Topic 842). Under ASC-842, Leases (Topic 842), a contract is or contains a lease when, (1) explicitly or implicitly identified assets have been deployed in the contract and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company will determine if an arrangement is a lease at inception of the contract based on the criteria mentioned above. For all leases (finance and operating leases), we recognize as of the adoption date on the consolidated balance sheet a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use.

Operating leases are included in other assets, other current liabilities, and other non-current liabilities on our consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other non-current liabilities on our consolidated balance sheet.

The Company’s lessee arrangement consists of agreements to lease certain office space, laboratory space and equipment. None of our leases include residual value guarantees or restrictions/covenants imposed by the lease that require additional financial obligations.

Lease amortization expense for operating and finance leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses in our consolidated statements of operations and comprehensive loss, based on the use of the facility or equipment for which rent is being paid. Variable rent payments related to both operating and finance leases are expensed in the period incurred and were not included in the measurement of lease liabilities. Our variable lease payments consist of costs related to one triple-net office lease in which the Company makes lease payments for taxes, insurance, CAM, and other tenant-paid rental costs.

Upon adoption on January 1, 2020, our leases had lease terms ranging from 1.5 to 5.2 years, some of which include options to renew the lease term for an extended period of time. We include options to extend the lease when it is reasonably certain that we will exercise that option during the period in which such a determination is made.

As the implicit rate on our leases is not readily determinable, the Company applied an incremental borrowing rate, which was derived using a portfolio approach and applied to all of our leases.

The following table summarizes the components of lease amortization expense:

December 31,
2020
Lease Cost:
Operating lease cost	$941
Financing lease cost
Amortization of right-of-use assets	121
Interest on lease liabilities	34
Variable lease cost	73
Total lease cost	$1,169
Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	892
Financing cash flows from finance leases	106

Right-of-use assets and liabilities from operating and finance leases were as follows:

December 31,
2020
Operating Leases:
Other assets	$1,294
Other current liabilities	688
Other non-current liabilities	644
Total operating lease liabilities	1,332
Finance Leases:
Property and equipment, net	914
Other current liabilities	189
Other non-current liabilities	740
Total finance lease liabilities	$929

Weighted average remaining lease terms and weighted average discount rates were as follows:

December 31,
2020
Weighted Average Remaining Lease Term:
Operating leases	2.48 years
Finance leases	4.42 years
Weighted Average Discount Rate:
Operating leases	6.00%
Finance leases	6.00%

Maturities of lease liabilities were as follow:

	December 31,
	2020
	Operating Leases	Finance Leases
2021	$742	$239
2022	348	239
2023	156	239
2024	160	239
2025	26	99
Total lease payments	1,432	1,055
Less imputed interest	(100)	(126)
Total	$1,332	929

As of December 31, 2020, the Company does not have any additional operating and finance leases that have not yet commenced.

Lease information related to years ended December 31, 2019 and 2018 under ASC-840:

The following table summarizes our contractual obligations at December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,859	$887	$674	$298	$—
Total	$1,859	$887	$674	$298	$—

(1)

We have excluded payments totaling $1.2 million over 60 months related to a lease for a piece of lab equipment as the commencement date of the lease is subject to delivery and acceptance, which is currently uncertain

Office Lease

In July 2018, the Company entered into an operating lease agreement with a related party for its headquarters in Gaithersburg, Maryland. The lease became effective July 1, 2018 and expires in June 2022. Total lease payments under the lease are: $300 for the year ended December 31, 2018; $365 for the year ended December 31, 2019; $376 for the year ending December 31, 2020; and $191 for the remainder of the lease.

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

17. Subsequent Event

On January 31, 2021, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with Horizon Therapeutics USA, Inc., a Delaware corporation (“Parent”), Teiripic Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”), and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc, a public limited company organized under the laws of Ireland (“Ultimate Parent”), pursuant to which Parent, through Purchaser, will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $53.00 per share in cash, which represents a fully diluted equity value of approximately $3.05 billion, without interest, subject to any applicable withholding taxes. Parent and Purchaser commenced the Offer on February 12, 2021 and are obligated to keep the Offer open for twenty business days following the commencement of the Offer, subject to possible extension under the terms of the Merger Agreement. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”). The Merger and related transactions are currently expected to close in the first quarter of 2021, subject to the satisfaction or waiver of customary closing conditions. If the Merger is not completed, in certain circumstances, the Company could be required to pay a termination fee of $107.0 million to Parent. The Offer and Merger are not subject to any financing condition.

Between February 18, 2021 and February 26, 2021, five purported stockholders of the Company filed separate lawsuits against the Company and its directors.  Three of the lawsuits were filed in the federal district court for the Southern District of New York, one was filed in the federal district court for District of Delaware, and one in the federal district court for the Eastern District of Pennsylvania. The complaints allege violations of certain sections of the Exchange Act. All five lawsuits allege that the Schedule 14D-9 Solicitation/Recommendation Statement filed by the Company on February 12, 2021 (“14D-9”) is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, monetary damages if the tender offer is consummated. The defendents believe the claims asserted in the complaints are without merit.