Form 10-K/A
period 2020-12-31
Viela Bio, Inc.
filed 2021-03-15
CIK 1734517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Viela Bio, Inc., referred to in this report as “Viela,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed on March 1, 2021 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the below referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2020, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Report.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on February 1, 2021, on January 31, 2021, the Company, Horizon Therapeutics USA, Inc., a Delaware corporation (“Parent”), Teiripic Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”), and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement (as defined below), Horizon Therapeutics plc, a public limited company organized under the laws of Ireland, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) on February 12, 2021 to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a price of $53.00 per share in cash, without interest, subject to any applicable withholding taxes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

The following table provides information regarding our executive officers and directors as of March 1, 2021:

Name	Age	Position
Executive Officers:
Zhengbin (Bing) Yao, Ph.D.	55	Chairman, President and Chief Executive Officer
Jorn Drappa, M.D., Ph.D.	56	Chief Medical Officer, Head of Research and Development
Mitchell Chan	40	Chief Financial Officer
William Ragatz	52	Senior Vice President, Head of Commercial
Jim Kastenmayer, Ph.D., J.D.	49	Secretary and General Counsel
Non-Employee Directors:
Yanling Cao	37	Director
Edward Hu	58	Director
Rachelle Jacques	49	Director
Chris Nolet	64	Director
Tyrell Rivers, Ph.D.	48	Director
Andreas Wicki, Ph.D.	62	Director

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

William Ragatz, has served as our Senior Vice President, Head of Commercial since November 2020. Mr. Ragatz joined us in January 2019 as Vice President, Head of Commercial. From February 2017 to January 2019, Mr. Ragatz served as a Director of Marketing for AstraZeneca, our largest stockholder, leading the worldwide commercial strategy for anifrolumab in systemic lupus erythematosus. Prior to joining AstraZeneca, Mr. Ragatz spent 15 years at Boehringer-Ingelheim, a group of C.H. Boehringer Sohn AG & Ko. KG, in roles of increasing responsibility, most recently as Director of Marketing and previously as Director of Operations. Mr. Ragatz received his B.B.A. in Accounting from Iowa State University and M.B.A. from the Fuqua School of Business at Duke University.

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

Non-Employee Directors

Yanling Cao has served as a member of our board of directors since February 2018. Mr. Cao is a founding member and Partner of Boyu Capital Advisory Company Limited, or Boyu, and has been in charge of investments and portfolio management in the healthcare sector since March 2011. Prior to Boyu, Mr. Cao was an investment professional at General Atlantic from December 2007 to January 2011 and Goldman Sachs from July 2006 to November 2007, where he worked on a wide range of strategic and financial transactions. Mr. Cao has been a Director at WuXi Biologics (Cayman) Inc., a biologics contract development and manufacturing company, since May 2016. Mr. Cao also serves on the boards of a number of leading pharmaceutical, diagnostic and healthcare service companies in China. Mr. Cao received a B.A. in Economics and Mathematics, summa cum laude, from Middlebury College. We believe Mr. Cao is qualified to serve as a member of our board of directors based on his experience serving on the board of directors for several biopharmaceutical companies.

Edward Hu has served as a member of our board of directors since February 2018. Mr. Hu is the Co-Chief Executive Officer and director at WuXi AppTec Co., Ltd., or WuXi AppTec, a leading global pharmaceutical and medical device open-access capability and technology platform company with global operations. Since August 2007, Mr. Hu has served in various executive management roles at WuXi AppTec, initially as Chief Operating Officer, then as Chief Financial Officer & Chief Investment Officer and then as Co-Chief Executive Officer. In addition, Mr. Hu serves on the board of directors for WuXi Biologics Cayman, Inc., a biologics contract development and manufacturing organization listed on the Hong Kong Stock Exchange. Mr. Hu also serves on the boards of several private biopharmaceutical companies. Mr. Hu earned his B.S. in Physics from Zhejiang University, and his M.S. in Chemistry and MBA from Carnegie Mellon University. We believe Mr. Hu is qualified to serve as a member of our board of directors based on his combined experience leading a global pharmaceutical R&D platform company.

Rachelle Jacques has served as a member of our board of directors since May 2020. Ms. Jacques serves as the Chief Executive Officer of Enzyvant Therapeutics, Inc., a wholly owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd., focused on developing therapies for patients with rare diseases, since February 2019. Previously, beginning in 2017, she served as the Senior Vice President and Global Complement Franchise Head at Alexion Pharmaceuticals, Inc., where she was responsible for global franchise strategy development and execution. From 2016 to 2017, Ms. Jacques was Vice President of U.S. Hematology Marketing at Shire plc, which acquired Baxalta Inc. (“Baxalta”) in 2016. Prior to this role, from 2015 to 2016, Ms. Jacques served as Vice President of Business Operations at Baxalta after its spinoff from Baxter International Inc. (“Baxter”) in 2015. From 2013 to 2015, Ms. Jacques served in leadership positions, including Vice President of Finance, US BioScience Business, at Baxter. Prior to joining Baxter, from 1995 to 2013, Ms. Jacques served in various roles of increasing responsibility at Dow Corning Corporation, including U.S. and international operational management roles. Ms. Jacques serves on the board of directors of Corbus Pharmaceuticals Holdings, Inc. Ms. Jacques received her B.A. degree in business administration from Alma College. We believe Ms. Jacques is qualified to serve as a member of our board of directors based on her extensive experience in the life sciences, biotechnology and pharmaceutical industries, including leading a biotechnology company.

Chris Nolet has served as a member of our board of directors since August 2019. From 2002 to June 2019, Mr. Nolet was the West Region Life Sciences Industry Leader & Partner at Ernst & Young (EY) and has more than 38 years of experience in the profession. In addition to serving a wide array of clients, his responsibilities included leading West Region EY Life Sciences Industry Group, and serving as a member of the Global EY Life Sciences Executive Leadership Group, which established policies and operating strategies for EY Life Sciences practice worldwide. He currently serves on both the Executive Committee and Finance Committee (Co-Chair) of the California Life Sciences Industry Association, the board of directors of Revance Therapeutics, Inc., PolarityTE, Inc. and Ambrx Biopharma Inc., and is a former member of the Finance & Investment Committee and Emerging Companies Section of the Biotechnology Innovation Organization. Prior to joining EY, Mr. Nolet was a partner at PricewaterhouseCoopers where he led the Life Sciences practice in the western U.S. Mr. Nolet has a B.S. in Accounting from San Diego State University and is a Certified Public Accountant in California. We believe Mr. Nolet is qualified to serve as a member of our board of directors based on his experience as a long-time audit partner and business advisor in the Life Sciences industry.

Tyrell Rivers, Ph.D., has served as a member of our board of directors since February 2018. Dr. Rivers is an Executive Director within AstraZeneca’s Corporate Development group, having responsibility for strategic equity investments, mergers and acquisitions, and divestments and has held this position since 2014. Prior to this role, Dr. Rivers was at MedImmune Ventures from 2009 until 2014 where he specialized in biotechnology investing, and at Merck & Co., Inc. from 2001 through 2007 where he worked in various technical and business roles of increasing responsibility. Dr. Rivers serves on the board of directors for ADC Therapeutics SA, Armaron Bio Ltd and Cerapedics, Inc. and previously Corvidia Therapeutics, Inc., G1 Therapeutics, Inc. and PhaseBio Pharmaceuticals, Inc. Dr. Rivers holds a B.S. in Chemical Engineering from the Massachusetts Institute of Technology, a Ph.D. in Chemical Engineering from University of Texas at Austin, and an M.B.A. from the New York University Stern School of Business. We believe Dr. Rivers is qualified to serve as a member of our board of directors based on his experience in the life sciences, biotechnology and pharmaceutical industries and his knowledge of corporate development matters.

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

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Viela, either directly or indirectly. Our board of directors has determined that all members of our board of directors, except Zhengbin (Bing) Yao, Ph.D., are independent directors, including for purposes of the rules of The Nasdaq Stock Market and relevant federal securities laws and regulations. There are no family relationships among any of our directors or executive officers.

Committees of Our Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2020, there were twelve (12) meetings of our Board of Directors, and the various committees of our board of directors met a total of ten (10) times. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he served during fiscal 2020. Our board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met five (5) times during fiscal year 2020. This committee currently has three members, Chris Nolet (Chairman), Rachelle Jacques, and Edward Hu. Our board of directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules, and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our board of directors has determined that Chris Nolet is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. The Audit Committee’s responsibilities include:

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

Compensation Committee. Our Compensation Committee met four (4) times during fiscal year 2020. This committee currently has three members, Tyrell Rivers, Ph.D. (Chairman), Yanling Cao, and Andreas Wicki, Ph.D. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our Amended and Restated 2018 Equity Incentive Plan. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, or for recommending to the Board the compensation for our chief executive officer, and shall conduct its deliberations or voting with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Listing Rules.

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

Nominating and Governance committee. Our Nominating and Governance committee (“Nominating Committee”) was established upon the closing of our initial public offering in October 2019 and held one (1) meeting during fiscal year 2020. The Nominating Committee has three members, Andreas Wicki, Ph.D. (Chairman), Chris Nolet, and Tyrell Rivers, Ph.D. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has at any time during the last fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see the “Certain Relationships and Related Party Transactions” section of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ending December 31, 2020.

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

Based upon a review of the forms filed with the SEC, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2020, except that one Form 4 reporting two transactions for Rachelle Jacques was inadvertently filed one day late.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The text of the code of business conduct and ethics is posted on our website at https://ir.vielabio.com/corporate-governance/documents-and-charters and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at One MedImmune Way, First Floor, Area Two, Gaithersburg, Maryland 20878. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We became a public company in October 2019, and we filed our annual report on Form 10-K for the year ended December 31, 2019 under the scaled disclosure reporting rules applicable to emerging growth companies. As of the close of calendar year 2020, we ceased to be an emerging growth company and, therefore, this year’s Amendment No. 1 to the annual report on Form 10-K includes additional information regarding our executive compensation program that was previously not required, including:

•	this Compensation Discussion and Analysis; and

•	additional compensation tables for “Grants of Plan-Based Awards” and “Option Exercises and Stock Vested.”

Overview

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers (“Named Executive Officers”).

This Compensation Discussion and Analysis discusses the compensation philosophy, policies and principles underlying our executive compensation decisions for 2020. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our Named Executive Officers for the fiscal year ended December 31, 2020, which consist of our chief executive officer, chief financial officer and our three next most highly compensated executive officers, each of whom earned more than $100,000 during the fiscal years ended December 31, 2020 and 2019, and was serving as an executive officer as of such date. Our Named Executive Officers for 2020 were:

•	Zhengbin (Bing) Yao, Ph.D., our Chairman, President and Chief Executive Officer;

•	Mitchell Chan, our Chief Financial Officer;

•	Jörn Drappa, M.D., Ph.D., our Chief Medical Officer and Head of Research and Development;

•	Aaron Ren, Ph.D., our former Senior Vice President and Head of Business Development and Operations; and

•	William Ragatz, our Senior Vice President and Head of Commercial

Executive Summary

2020 Business Highlights. During 2020, we achieved several important business milestones, including, but not limited to, the following:

•	Commercialized Uplizna® (inebilizumab-cdon):

•

On June 11, 2020, the U.S. Food and Drug Administration (the “FDA”), approved Uplizna® (inebilizumab-cdon) for the treatment of adult patients with neuromyelitis optica spectrum disorder (NMOSD) who are anti-AQP4 antibody positive as a twice-a-year maintenance regimen following initial doses. We commercially launched Uplizna® following FDA approval in June 2020.

•

In June and September 2020, respectively, a marketing authorization application (MAA) was filed in Japan and South Korea, and an MAA with the European Medicines Agency, or EMA, was filed in December 2020.

•	In October 2020, a Biologics License Application (BLA) was accepted by the National Medical Products Administration in China.

•	Advanced our lead product candidates and pipeline:

•

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

•

Continued to develop a broad pipeline of two additional clinical-stage and two pre-clinical product candidates focused on a number of other autoimmune diseases with high unmet medical needs, including Sjögren’s syndrome and lupus, as well as other conditions such as kidney transplant rejection.

•	Successful Underwritten Public Offering

•

In June 2020, we completed an underwritten public offering of our common stock and issued and sold 3,600,000 shares of common stock, at a public offering price of $47.00 per share, for aggregate gross proceeds of $169.2 million, before deducting underwriting discounts and commission and other offering costs.

2020 Executive Compensation Policies and Practices. During 2020, our executive compensation policies and practices included the following:

•	Compensation Committee of Independent Directors. Our Compensation Committee is composed of all independent directors.

•	Annual Compensation Review. Our Compensation Committee undertakes a comprehensive review of compensation of our executives, including our Named Executive Officers, on an annual basis.

•	Independent Compensation Consultant. Our Compensation Committee engages its own compensation consultant, and reviews its independence from management.

•	Risk Analysis. We review the structure of our executive compensation program to minimize the risk of inappropriate risk-taking by our executive officers.

•

No Guaranteed Compensation. Although we have signed employment agreements with, or delivered employment letters to, each of our Named Executive Officers, these agreements provide for “at will” employment, and none of these agreements provides any guarantees relating to base salary increases or the amounts of any annual incentive awards or long-term equity awards.

•	Multi-Year Vesting. The equity awards granted to our executive officers generally vest over multi-year periods, consistent with current market practice and our retention objectives.

•

No Special Retirement Benefits. We do not provide pension arrangements or post-retirement health coverage for our executive officers or employees. Our executive officers and other employees are eligible to participate in our Section 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. We currently make matching contributions into the 401(k) plan on behalf of participants. We match 100% of eligible contributions up to the first 4% of eligible compensation.

•

No Special Health or Welfare Benefits or Perquisites. Our executive officers participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees. We generally do not provide perquisites or other personal benefits to our executive officers other than those we provide to our employees generally.

•	No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits.

•

Policy Against Hedging and Speculative Trading and Pledging our Common Stock. Our Insider Trading Policy provides that no employee, officer or director may acquire, sell or trade in any interest or position relating to the future price of Company securities, such as a put option, a call option or a short sale (including a short sale “against the box”), or engage in hedging transactions (including “cashless collars”).

2020 Executive Compensation Highlights. We believe that 2020 was an outstanding year for us due, in large part, to our achievement of significant commercialization, clinical and research, and other strategic milestones, as described above. With respect to 2020 compensation decisions, our Compensation Committee and our Board focused on ensuring that a significant portion of the total compensation awarded to our Named Executive Officers was performance-based and linked to meeting our long-term strategic plan to create long-term stockholder value.

The substantial majority of our 2020 compensation to Named Executive Officers was in the form of equity incentive awards. We believe that equity incentive awards further our long-term strategic plan to create long-term stockholder value.

Executive Compensation Philosophy and Overview

Our executive compensation program is intended to meet five principal objectives:

•	Enable us to attract, retain and motivate superior talent;

•	Link rewards to the achievement of critical strategic priorities;

•	Create incentives for our executive officers to further our long-term strategic plan to create long-term stockholder value;

•	Provide appropriate levels of risk and reward relative to an employee’s position with us; and

•	Differentiate compensation based on individual performance.

Based on this philosophy, our performance-driven compensation program primarily consists of three components: base salary, short-term cash incentive compensation, and long-term incentive compensation in the form of equity awards. Our Compensation Committee has determined that these three components, with a portion of target total direct compensation allocated to “at-risk” performance-based incentives through the use of short-term and long-term incentive compensation, best align the interests of our executive officers with those of our stockholders. While it does not have any formal policies for allocating compensation among the three components, our Compensation Committee reviews relevant competitive market data and uses its judgment to determine the appropriate level and mix of compensation on an annual basis to ensure that compensation levels and opportunities are competitive and that we are able to attract and retain capable executive officers to work for our long-term prosperity and stockholder value, without taking unnecessary or excessive risks. Each of the Named Executive Officers is also a participant in the executive severance plan (the “Severance Plan”). See the “Potential Payments upon Termination or Change-In-Control” section of this Amendment No. 1 to the Annual Report on Form 10-K for a further description of this plan.

Process for Setting Executive Compensation

We seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. To achieve this, we evaluate and reward our executive officers based on their contributions to the achievement of annual goals and objectives set early in the year. Performance is reviewed at least annually through processes discussed further below, with a focus on our commercialization, research, clinical, regulatory, business development, financial and operational performance, and in view of economic and financial conditions affecting the performance period, in particular, the COVID-19 pandemic during the year ended December 31, 2020.

Role of the Compensation Committee

Our Compensation Committee reviews and approves our executive compensation philosophy, objectives and methods, evaluates our performance and the performance of our executive officers, and either approves executive compensation or makes recommendations for ratification by our Board members. Our Compensation Committee also administers our Amended and Restated 2018 Equity Incentive Plan. The Compensation Committee is responsible for recommending to our Board compensation for our Chief Executive Officer, and conducts its deliberations or voting with respect to that issue without the Chief Executive Officer present.

Adjustments to the base salaries of our Named Executive Officers, if any, are also typically made at the last-scheduled Compensation Committee meeting or Board meeting of the year. Our Compensation Committee reviews annual equity awards at the first-scheduled Compensation Committee meeting of the year.

Role of Management

In making compensation decisions, our Compensation Committee considers the recommendations of our Chief Executive Officer, with input from our Chief Financial Officer. Our Chief Executive Officer, Dr. Yao, makes recommendations to our Compensation Committee with respect to our executive officers, but does not participate in the deliberations or determination of his own compensation. Our Compensation Committee may review and approve the corporate objectives and goals pursuant to the powers delegated under its charter. Dr. Yao annually leads the development of our corporate objectives and goals, which are typically reviewed and approved by the Compensation Committee and then our Board. Dr. Yao provided the Company’s business and operations perspective for our Compensation Committee’s final review of progress made on the goals set for 2020. Other than as described above, no other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation.

Role of Compensation Consultant

The Compensation Committee has the sole authority to obtain, at our expense, advice and assistance from compensation consultants, legal counsel, experts and other advisors that the Compensation Committee deems advisable in the performance of its duties. The Compensation Committee has the sole authority to approve any such consultants’ or advisors’ fees and other retention terms. The Compensation Committee may select any such consultant, counsel, expert or adviser to the Compensation Committee, only after taking into consideration factors that bear upon the adviser’s independence. The Compensation Committee’s independent compensation consultant during fiscal year 2020 was Willis Towers Watson (“WTW”). WTW is engaged by, and reports directly to, the Compensation Committee, which has the sole authority to hire or fire WTW and to approve fee arrangements for work performed. WTW assists the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee has authorized WTW to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee, and WTW is included in discussions with management and, when applicable, the Compensation Committee’s outside legal counsel on matters being brought to the Compensation Committee for consideration. WTW was invited to attend a Compensation Committee meeting where they presented and discussed their analysis and findings. For 2020, with the assistance of WTW, our Compensation Committee updated our compensation peer group, described below in the section entitled “Peer Companies and Market Compensation Data.”

Our Compensation Committee analyzed whether the work of WTW as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our Company by WTW; (ii) the amount of fees from our Company paid to WTW as a percentage of the firm’s total revenue; (iii) WTW’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of WTW or the individual compensation advisors employed by the firm with an executive officer of our Company; (v) any business or personal relationship of the individual compensation advisors with any member of our Compensation Committee; and (vi) any stock of our Company owned by the individual compensation advisors employed by WTW. Our Compensation Committee determined, based on its analysis of the above factors, that the work of WTW and the individual compensation advisors employed by WTW has not created any conflict of interest and our Compensation Committee is satisfied with the independence of WTW.

Peer Group and Market Compensation Data

When making compensation decisions, our Compensation Committee reviews the compensation of similarly-situated executive officers at companies that we consider to be our peers, taking into consideration the experience, position and functional role, level of responsibility and uniqueness of applicable skills of both our executive officers and those of our peers, and the demand and competitiveness for attracting and retaining an individual with each executive officer’s specific expertise and experience in the biotechnology industry. While this analysis is helpful in determining market-competitive compensation for senior management, leading to better attraction and retention of top-quality executive officers, it is only one factor in determining our executive officers’ compensation, and our Compensation Committee exercises its judgment in determining the nature and extent of its use.

With the assistance of its compensation consultant, and after taking into consideration such factors as product development stage, market capitalization, acquisitions, number of employees and public status, the following companies were selected by our Compensation Committee in September, 2020 to comprise our compensation peer group:

Acceleron Pharma Inc.	FibroGen, Inc.	Nektar Therapeutics

Agios Pharmaceuticals, Inc.	Global Blood Therapeutics, Inc.	Reata Pharmaceuticals, Inc.

Akcea Therapeutics, Inc.	Halozyme Therapeutics, Inc.	REGENXBIO Inc.

Amicus Therapeutics, Inc.	Intercept Pharmaceuticals, Inc.	Sage Therapeutics, Inc.

Blueprint Medicines Corporation	Karyopharm Therapeutics Inc.	Ultragenyx Pharmaceutical Inc.

ChemoCentryx, Inc.	Kiniksa Pharmaceuticals, Ltd.	Xencor, Inc.

Fate Therapeutics, Inc.	MyoKardia, Inc.

Executive Compensation Program and Compensation Decisions for the Named Executive Officers

The components of our executive compensation program in 2020 were as follows:

Annual Base Salary

The base salaries of our executive officers are designed to compensate them for day-to-day services rendered during the fiscal year. Appropriate base salaries are used to recognize the experience, skills, knowledge and responsibilities required of each executive officer and to allow us to attract and retain individuals capable of leading us to achieve our business goals in competitive market conditions.

The base salaries of our executive officers are reviewed at least annually by our Compensation Committee and adjustments are made to reflect Company and individual performance, as well as competitive market practices. Our Compensation Committee also takes into account subjective performance criteria, such as an executive officer’s ability to lead, organize and motivate others, develop the skills necessary to mature with us, set realistic goals to be achieved in his or her respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee does not apply specific formulas to determine increases, but instead makes an evaluation of each executive officer’s contribution to our long-term success. Annual adjustments to base salaries were effective as of March 1 of 2020, with mid-year adjustments to base salaries made under special circumstances, such as promotions or increased responsibilities.

The 2020 base salaries for our Named Executive Officers were as follows:

Name	2020 Base Salary ($)
Zhengbin (Bing) Yao, Ph.D.*	$525,835
Jörn Drappa, M.D., Ph.D.*	$448,909
Mitchell Chan(1)	$340,870
Aaron Ren, Ph.D.*(2)	$297,839
William Ragatz (3)	$318,547

*	Salary effective March 1, 2020.
(1)	Mitchell Chan’s base salary was increased from $344,650 to $379,115 on November 1, 2020 and from $379,115 to $390,488, effective February 1, 2021.
(2)	Aaron Ren, Ph.D. resigned as Senior Vice President, Head of Business Development and Operations, effective as of the end of the day on December 31, 2020.
(3)	William Ragatz’s base salary was increased from $317,240 to $348,964 on November 1, 2020 and from $348,964 to $359,433, effective February 1, 2021.

On January 14, 2021, our Board, upon recommendation of the Compensation Committee, reviewed the annual base salary and target annual cash bonus opportunity of Dr. Yao, Dr. Drappa, Mr. Chan and Mr. Ragatz. In recognition of each of their achievements and as a retention measure, the Committee recommended the Board increase (i) Dr. Yao’s annual base salary for 2021 from $530,450 to $583,495, (ii) Dr. Drappa’s annual base salary for 2021 from $451,140 to $496,255, (iii) Mr. Chan’s salary from $379,115 to $390,488 and Mr. Ragatz’s salary from $348,964 to $359,433.

Annual Bonus Opportunity

Our Named Executive Officers are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executive officers to achieve pre-established annual corporate goals and to reward them for individual performance towards these goals. The annual performance-based bonus each current Named Executive Officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that the Board establishes each year. At the end of the year, the Board and Compensation Committee review our performance and approve the extent to which we achieved each of these corporate goals. Generally, the Board and Compensation Committee, as applicable, will assess each Named Executive Officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our Named Executive Officers.

For 2020, the target annual cash bonus opportunity of Dr. Yao was set at 55% of his annual base salary, the target annual cash bonus opportunity of Dr. Drappa was set at 40% of his annual base salary, the target annual cash bonus opportunity of Mr. Chan was set at 40% of his annual base salary, the target annual cash bonus opportunity of Dr. Ren was set at 35% of his annual base salary and the target annual cash bonus opportunity of Mr. Ragatz’s was set at 35% of his annual base salary

The corporate goals used in our 2020 annual cash bonus plan were proposed by management, and reviewed and approved by our Compensation Committee and our Board. The Board considered and assigned a relative weight to each corporate goal to appropriately focus efforts on achievements that were intended to enhance stockholder value.

Our corporate goals for 2020 and the relative weighting of each corporate goal were as follows:

•	Pipeline Advancement:

•

Successful approval of UPLIZNA with the FDA; regulatory filings for inebilizumab for the treatment of patients with NMOSD in China and Japan; and initiation of Phase 3 trials for inebilizumab in additional indications (weighted at 25%);

•	Continue enrollment of the Phase 2 trial for VIB4920 in Sjögren’s syndrome; and complete enrollment of patients for the Phase 2 trial of VIB4920 in Kidney Transplant Rejection (weighted at 20%);

•	Advance the Phase 1b study for VIB7734 and advance development of the VIB1116 pre-clinical candidate (weighted at 10%).

•	Commercialization:

•	Launch UPLIZNA in the United States and evolve the capabilities and infrastructure to support the pipeline beyond NMOSD (weighted at 30%).

•	Business Development:

•	Establishment of commercial partners for product candidates (weighted at 10%)

•	Finance:

•	Maintain financial budget (weighted at 5%)

•	People and Infrastructure

•	Maintain our culture

In January 2021, our Compensation Committee and our Board reviewed our 2020 corporate goals and determined that on an overall basis, we had in the aggregate exceeded our corporate goals, particularly in light of the impact of COVID-19 on the industry and business landscape at large.

In recognition of their efforts towards our successful achievement of such goals and milestones, our Compensation Committee recommended to the Board and the Board approved awarding Dr. Yao, Mr. Chan, Dr. Ren and Mr. Ragatz 120% of their respective target annual cash bonus opportunity for 2020, and our Compensation Committee recommended to the Board and the Board approved awarding Dr. Drappa 125% of his target annual cash bonus opportunity for 2020. The 2020 annual bonus payments are summarized in the table below.

Name	2020 Annual Cash Bonus ($)
Zhengbin (Bing) Yao, Ph.D.*	$348,397.00
Jörn Drappa, M.D., Ph.D.*	$224,455.18
Mitchell Chan(1)	$165,017.82
Aaron Ren, Ph.D.*(2)	$126,784.43
William Ragatz (3)	$134,815.12

Long-Term Incentive Compensation

We provide long-term incentive compensation to our executive officers through the grant of equity awards. We believe that equity awards create incentives for our executive officers to further our long-term strategic plan to create long-term stockholder value. We also believe equity awards create an ownership culture. In addition, the vesting requirements of our equity awards contributes to executive retention by providing an incentive to our executive officers to remain employed by us during the vesting period.

Generally, significant equity awards are granted at the time an executive officer commences employment. Thereafter, equity awards may be granted at varying times and in varying amounts in the discretion of our Compensation Committee or, if awards are being granted to the Chief Executive Officer, in the discretion of the Board, but are generally made once a year unless such executive officer is promoted, or for recognition of outstanding performance. None of our executive officers is currently party to an employment agreement that provides for an automatic grant of stock options or other equity awards.

The exercise price of our stock options is equal to the fair market value (our closing market price on The Nasdaq Global Select Market) of our common stock on the date of grant. Our stock options generally vest 1/4th upon the first anniversary of the grant date and then quarterly with respect of the remaining shares each year thereafter until such award is fully vested on the four year anniversary of the grant date, subject to vesting acceleration as described under the heading “—Potential Payments Upon Termination or Change of Control” below. The other terms of the equity awards are governed by our Amended and Restated 2018 Equity Incentive Plan.

The equity awards granted to our Named Executive Officers during 2020 were as follows:

Name	Options to Purchase Shares of Our Common Stock	Equity Awards (Aggregate Grant Date Fair Value)
Zhengbin (Bing) Yao, Ph.D.	188,057	$4,235,336
Jörn Drappa, M.D., Ph.D.	71,842	$1,617,993
Mitchell Chan	50,056	$1,127,339
Aaron Ren, Ph.D.	46,445	$1,046,014
William Ragatz	50,548	$1,138,419

Health and Welfare Benefits

Our Named Executive Officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a Section 401(k) plan to our employees, including our Named Executive Officers, as discussed in the section below entitled “—Section 401(k) Plan.”

Section 401(k) Plan

We maintain a defined contribution employee retirement plan (the “401(k) Plan”), for our employees. Our executive officers are eligible to participate in the 401(k) Plan on the same basis as our other employees. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(a) of the Code. The 401(k) Plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $19,500 for calendar year 2020. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may have been up to an additional $6,500 above the statutory limit. We currently make matching contributions into the 401(k) Plan on behalf of participants. We match 100% of eligible contributions up to the first 4% of eligible compensation. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Perquisites

We generally do not provide perquisites or personal benefits to our Named Executive Officers. We do, however, pay a portion of the premiums for medical, dental, group term life, disability and accidental death and dismemberment insurance for all of our full-time employees. Our Board may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

Post-Employment Compensation

Our Named Executive Officers are entitled to certain severance and change of control payments and benefits pursuant to our change in control and severance benefit plan (the “Plan”), as described in more detail below in the section entitled “—Potential Payments Upon Termination or Change of Control.” The Plan provides for a combination of a lump-sum cash severance payment, continued health benefits and acceleration of vesting on outstanding equity awards in specified circumstances. Acceleration of vesting is subject to a “double trigger” arrangement, meaning that vesting acceleration occurs only in the event of a change of control of the Company in connection with or followed by a termination of employment without cause by us, or with good reason by the Named Executive Officer.

Given the industry in which we participate and the range of strategic initiatives that we may explore, we believe these arrangements are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. In addition, since we believe it may be difficult for our executive officers to find comparable employment following an involuntary termination of employment in connection with or following a change of control of the Company, these payments and benefits are intended to ease the consequences to an executive officer of an unexpected termination of employment. By establishing these payments and benefits, we believe we can mitigate the distraction and loss of executive officers that may occur in connection with rumored or actual fundamental corporate changes and thereby protect stockholder interests while a transaction is under consideration or pending.

Risk Assessment Concerning Compensation Practices and Policies

Our Compensation Committee annually reviews our compensation policies and practices to assess whether they encourage our employees to take inappropriate risks. After reviewing each of our compensation plans, and the checks and balances built into, and oversight of, each plan, our Compensation Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole. In addition, our Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks and, as described above under the heading “Compensation Discussion and Analysis,” significant compensation decisions, and decisions concerning the compensation of our executive officers, include subjective considerations by our Compensation Committee or our Board, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short-term compensation (in the form of base salary and annual bonus, if any), and long-term incentive compensation (in the form of stock options and restricted stock unit awards) also prevents undue focus on short-term results and helps align the interests of our executive officers with the interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Tyrell Rivers, Ph.D., Yanling Cao and Andreas Wicki, Ph.D. None of the members of our Compensation Committee during 2020 has at any time been our officer or employee. None of the members of our Compensation Committee during 2020 had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Compensation Committee Report*

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Compensation Committee
Tyrell Rivers, Ph.D. (Chair)
Yanling Cao
Andreas Wicki, Ph.D.

*

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2020 and 2019 to our Chairman, Chief Executive Officer and President, our Chief Financial Officer and our three next most highly compensated executive officers, each of whom earned more than $100,000 during the fiscal years ended December 31, 2020 and 2019, and was serving as an executive officer as of such date.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards(4)		All Other Compensation		Total
Zhengbin (Bing) Yao, Ph.D.	2020	$525,835	$348,397	(1)	$—	$4,235,336	(3)	$14,470	(5)(6)	$5,124,038
Chairman, Chief Executive Officer and President	2019	502,597	332,613	(2)	—	1,900,800	(4)	11,536	(5)(6)	2,747,546
Jörn Drappa, M.D., Ph.D.	2020	448,909	224,455	(1)	—	1,617,993	(3)	12,325	(5)	2,303,682
Chief Medical Officer, Head of Research and Development	2019	422,254	205,615	(2)	—	1,013,760	(4)	9,519	(5)	1,651,148
Mitchell Chan	2020	340,870	165,018	(1)	—	1,127,339	(3)	15,025	(5)(6)	1,648,252
Chief Financial Officer	2019	280,000	132,160	(2)	—	472,020	(4)	8,181	(5)(6)	892,361
Aaron Ren, Ph.D.	2020	297,839	126,784	(1)	—	1,046,014	(3)	33,682	(5)(6)	1,504,319
Vice President, Head of Business Development and Operations	2019	264,750	109,342	(2)	—	184,758	(4)	11,536	(5)(6)	570,386
William Ragatz	2020	318,547	134,815	(1)	—	1,138,419	(3)	14,502	(5)(6)	1,606,283
Senior Vice President, Commercial	2019	278,205	192,567	(2)	—	391,339	(4)	17,992	(5)(6)	880,103

(1)	Amounts represent cash bonuses earned for the 12-month period from January 1, 2020 to December 31, 2020.

(2)	Amounts represent cash bonuses earned for the 12-month period from January 1, 2019 to December 31, 2019.
(3)

These amounts represent the aggregate grant date fair value for stock awards granted during the corresponding 12-month period, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements included elsewhere in the Annual Report on Form 10-K filed with the SEC on March 1, 2021.

(4)

These amounts represent the aggregate grant date fair value for option awards granted during the corresponding 12-month period, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements included elsewhere in the Annual Report on Form 10-K filed with the SEC on March 25, 2020.

(5)	Represents group term life insurance premiums paid by us and matching contributions to our 401(k) plan.
(6)	Represents cash payments to the named executive officers in lieu of vacation.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Zhengbin (Bing) Yao, Ph.D.

We entered into an executive employment agreement with Dr. Yao with respect to his service as Chief Executive Officer on January 31, 2018 and amended effective August 26, 2019. Dr. Yao serves on an at-will basis. Under the terms of the amended agreement, Dr. Yao’s was entitled to an annual base salary of $530,450, and was eligible to receive an annual target bonus of 55% of his then base salary based on achievement of certain individual and corporate targets established by us. Dr. Yao was also eligible for an annual equity grant targeted at 445% of his then-current base salary. Effective February 1, 2021, Dr. Yao is entitled to an annual base salary of $583,495, and is eligible to receive an annual target bonus of $348,397 based on achievement of certain individual and corporate targets established by us.

Dr. Yao’s amended agreement provides that Dr. Yao will be permitted to participate in the Severance Plan, provided, however, that Dr. Yao will be eligible for severance benefits if Dr. Yao resigns his employment with Good Reason (as defined in the Severance Plan) during the term of employment prior to the commencement of the Change in Control Period (as defined in the Severance Plan).

For the 2020 fiscal year, Dr. Yao was paid an annual bonus of $348,397. Dr. Yao was also granted options to purchase 188,057 shares of our common stock. For the 2019 fiscal year, Dr. Yao was paid an annual bonus of $332,613. The options granted to Dr. Yao are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Yao’s continued service through each vesting date.

Jörn Drappa, M.D., Ph.D.

We entered into an executive employment agreement with Dr. Drappa with respect to his service as Chief Medical Officer on January 31, 2018 and amended effective August 26, 2019. Dr. Drappa serves on an at-will basis. Under the terms of the amended agreement, Dr. Drappa was entitled to an annual base salary of $451,140, and was eligible to receive a target bonus of 40% of his then-current base salary based on achievement of certain individual and corporate targets established by the Company. Dr. Drappa was also eligible for an annual equity grant targeted at 200% of his then-current base salary. Effective February 1, 2021, Dr. Drappa is entitled to an annual base salary of $496,255, and is eligible to receive an annual target bonus of $224,455 based on achievement of certain individual and corporate targets established by us.

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

For the 2020 fiscal year, Dr. Drappa was paid an annual bonus of $224,455. Dr. Drappa was also granted options to purchase 71,842 shares of our common stock. For the 2019 fiscal year, Dr. Drappa’s was paid an annual bonus of $205,615. The options granted to Dr. Drappa are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Drappa’s continued service through each vesting date.

Mitchell Chan

We entered into an offer letter with Mr. Chan effective September 5, 2018. Mr. Chan serves on an at-will basis. Under the terms of the offer letter, Mr. Chan was initially entitled to an annual base salary of $250,000, and received a target bonus of $62,500. Mr. Chan’s base salary was increased from $344,650 to $379,115 on November 1, 2020 and from $379,115 to $390,488, effective February 1, 2021, and Mr. Chan was eligible to receive a target bonus of 40% of his then-current base salary. Mr. Chan was also eligible for an annual equity grant targeted at 200% of his then-current base salary.

For the 2020 fiscal year, Mr. Chan was paid an annual bonus of $165,018. Mr. Chan was also granted options to purchase 50,056 shares of our common stock. For the 2019 fiscal year, Mr. Chan was paid an annual bonus of $132,160. The options granted to Mr. Chan are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Mr. Chan’s continued service through each vesting date.

Aaron Ren, Ph.D.

We entered into an executive employment agreement with Dr. Ren with respect to his service as Vice President, Head of Business Development and Operations on January 31, 2018 and amended effective August 26, 2019. Dr. Ren served on an at-will basis and terminated his employment with the Company effective end of the day on December 31, 2020. Under the terms of the amended agreement, Dr. Ren was entitled to an annual base salary of $305,640, and was eligible to receive a target bonus of 35% of his then-current base salary based on achievement of certain individual and corporate targets established by the Company. Dr. Ren was also eligible for an annual equity grant targeted at 150% of his then-current base salary.

Dr. Ren’s amended agreement provides that Dr. Ren will be permitted to participate in the Severance Plan, provided, however, that Dr. Ren will be eligible for severance benefits if Dr. Ren resigns his employment with Good Reason (as defined in the Severance Plan) during the term of employment prior to the commencement of the Change in Control Period (as defined in the Severance Plan).

For the 2020 fiscal year, Dr. Ren was paid an annual bonus of $126,784. Dr. Ren was also granted options to purchase 46,445 shares of our common stock. For the 2019 fiscal year, Dr. Ren was paid an annual bonus of $109,342. The options granted to Dr. Ren are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Dr. Ren’s continued service through each vesting date.

William Ragatz

We entered into an offer letter with Mr. Ragatz effective January 7, 2019. Mr. Ragatz serves on an at-will basis. Under the terms of the offer letter, Mr. Ragatz was initially entitled to an annual base salary of $280,000, and received a target bonus of $62,500. Mr. Ragatz’s base salary was increased from $317,240 to $348,964 on November 1, 2020 and from $348,964 to $359,433, effective February 1, 2021. Mr. Ragatz was also eligible for an option grant to purchase 65,000 shares of common stock of the Company.

For the 2020 fiscal year, Mr. Ragatz was paid an annual bonus of $134,815. Mr. Ragatz was also granted options to purchase 50,548 shares of our common stock. For the 2019 fiscal year, Mr. Ragatz was paid an annual bonus of $192,567. The options granted to Mr. Ragatz are subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting quarterly over the remaining three years, subject to Mr. Ragatz’s continued service through each vesting date.

Potential Payments upon Termination or Change-In-Control

Executive Severance Plan

Each of the named executive officers is a participant in the Severance Plan.

Under the Severance Plan, if we terminate a participant’s employment without “Cause” at any time other than during the “Change in Control Period”, then the participant is eligible to receive the following benefits:

•

Severance payable in the form of salary continuation. For Dr. Yao, the severance amount is equal to 2 times Dr. Yao’s then-current base salary and pro-rated target bonus. For Dr. Drappa, Dr. Ren, Mr. Chan and Mr. Ragatz, the severance amount is equal to 1.5 times their respective then-current base salary and pro-rated target bonus.

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

Under the Severance Plan, if we terminate a participant’s employment without “Cause” or participant resigns for “Good Reason”, during the “Change in Control Period”, then the participant is eligible to receive the following benefits:

•

Severance payable in a single lump sum. For Dr. Yao, the severance amount is equal to 3 times Dr. Yao’s then-current base salary and target bonus. For Dr. Drappa, Dr. Ren, Mr. Chan and Mr. Ragatz, the severance amount is equal to 2 times their respective then-current base salary and target bonus.

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

2019 Grants of Plan-Based Awards Table

The following table sets forth information relating to the grant of plan-based incentive awards to our Named Executive Officers in 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Zhengbin (Bing) Yao, Ph.D.
Stock option award	3/2/2020	—	—	—	—	188,057	41.1	4,235,336
Annual bonus	—	—	348,397	—	—	—	—	—
Jörn Drappa, M.D., Ph.D.
Stock option award	3/2/2020	—	—	—	—	71,842	41.1	1,617,993
Annual bonus	—	—	224,455	—	—	—	—	—
Mitchell Chan
Stock option award	3/2/2020	—	—	—	—	50,056	41.1	1,127,339
Annual bonus	—	—	165,018	—	—	—	—	—
Aaron Ren, Ph.D.
Stock option award	3/2/2020	—	—	—	—	46,445	41.1	1,046,014
Annual bonus	—	—	126,784	—	—	—	—	—
William Ragatz
Stock option award	3/2/2020	—	—	—	—	50,548	41.1	1,138,419
Annual bonus	—	—	134,815	—	—	—	—	—

(1)	All stock options and restricted stock unit awards were granted under the Amended and Restated 2018 Equity Incentive Plan.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the year ended December 31, 2020, to each of the executive officers named in the Summary Compensation Table.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Zhengbin (Bing) Yao, Ph.D. Chairman, Chief Executive Officer and President	168,750	140,625	(2)	$2.84	5/10/2028
	37,500	82,500	(3)	15.84	8/25/2029
	—	188,057	(6)	41.10	3/02/2030
Jörn Drappa, M.D., Ph.D. Chief Medical Officer, Head of Research and Development	90,000	75,000	(2)	2.84	5/10/2028
	20,000	44,000	(3)	15.84	8/25/2029
	—	71,842	(6)	41.10	3/02/2030
Mitchell Chan Chief Financial Officer	28,125	39,375	(4)	2.84	9/24/2028
	11,250	18,750	(5)	8.87	6/192029
	4,063	8,937	(3)	15.84	8/25/2029
	—	50,055	(6)	41.10	3/02/2030
Aaron Ren, Ph.D. Vice President Head of Business Development and Operations	45,289	—	(2)	2.84	5/10/2028
	8,047	—	(3)	15.84	8/25/2029
William Ragatz Senior Vice President, Head of Commercial	12,188	36,562	(7)	5.22	2/25/2029
	4,063	8,937	(3)	15.84	8/25/2029
	—	50,058	(6)	41.10	3/02/2030

(1)	Each of the outstanding equity awards in the table above was granted pursuant to our Amended and Restated 2018 Equity Incentive Plan.
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

(6)

Represents an option to purchase shares of our common stock granted on March 2, 2020. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on March 2, 2021, with the remainder vesting over the next three years in equal quarterly installments.

(7)

Represents an option to purchase shares of our common stock granted on February 24, 2019. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on January 7, 2020, with the remainder vesting over the next three years in equal quarterly installments.

2020 Option Exercises and Stock Vested Table

The following table provides information on stock options exercised, including the number of shares of our common stock acquired upon exercise and the value realized, determined as described below, for our Named Executive Officers in the year ended December 31, 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zhengbin (Bing) Yao, Ph.D.	—	—	—	—
Jörn Drappa, M.D., Ph.D.	—	—	—	—
Mitchell Chan	—	—	—	—
Aaron Ren, Ph.D.	16,250	488,312.50	—	—
William Ragatz	—	—	—	—

(1)

The value realized on exercise is based on the difference between the closing market price of our common stock on the date of exercise and the exercise price of the applicable options, and does not represent actual amounts received by the Named Executive Officers as a result of the option exercises.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020, to each of our non-employee directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Options(1)	All Other Compensation(2)	Total
Yanling Cao	$—	$—	$—	$—	$—
Edward Hu	—	—	194,968	—	194,968
Chris Nolet	81,250	—	194,968	—	276,218
Tyrell Rivers, Ph.D.	—	—	—	—	—
Rachelle Jacques	25,000	—	584,905	—	609,905
Andreas Wicki, Ph.D.	—	—	—	—	—

(1)

These amounts represent the aggregate grant date fair value of options granted to each director during the fiscal year ended December 31, 2020, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 to our financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020. Such options vest over a three-year period on each anniversary of the grant date.

As of December 31, 2020, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Number of Stock Options Held at Fiscal Year-End
Yanling Cao	—
Edward Hu	33,568
Chris Nolet	33,568
Tyrell Rivers, Ph.D.	—
Rachelle Jacques	22,074
Andreas Wicki, Ph.D.	—

Non-Employee Director Compensation Policy

We have adopted a policy with respect to the compensation payable to our non-employee directors. Under this policy, each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors will receive the following annual retainers for their service:

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

As of December 31, 2020, there were 7,565,938 shares of our common stock authorized for issuance under our 2018 Plan. In addition, the 2018 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the 2018 Plan on the first day of each calendar year beginning in calendar year 2020. The annual increase in the number of shares shall be equal to the lowest of:

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

the sale of all or substantially all of our assets; or

our liquidation, dissolution or winding up.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2021, for (a) the executive officers named in the Summary Compensation Table on page 20 of this Amendment No. 1 to the Annual Report on Form 10-K, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2021, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 54,950,149 shares of common stock outstanding on March 1, 2021.

	Shares Beneficially Owned(1)
Name and Address** More than 5% stockholders:	Number	Percent
AstraZeneca UK Limited(2)	14,650,334	26.7%
Boundless Meadow Limited(3)	8,622,353	15.7%
6 Dimensions Capital, L.P.(4)	3,953,118	7.2%
6 Dimensions Affiliate Fund, L.P.(5)	208,059	*
Entities affiliated with Temasek Holdings (Private) Limited(6)	4,070,330	7.4%
FMR LLC(7)	8,073,633	14.7%
Directors and named executive officers:
Zhengbin (Bing) Yao, Ph.D.(8)	759,108	1.4%
Jörn Drappa, M.D., Ph.D.(9)	349,622	*
Aaron Ren, Ph.D.(10)	166,949	*
Mitchell Chan(11)	101,764	*
William Ragatz(12)	54,075	*
Yanling Cao	—	*
Edward Hu(13)	4,169,826	7.6%
Chris Nolet(14)	8,649	*
Tyrell Rivers, Ph.D.(15)	—	*
Andreas Wicki, Ph.D.(16)	1,750,000	3.2%
Rachelle Jacques	—	*
All directors and current executive officers as a group (12 persons)(17)	7,372,493	13.3%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**	Unless otherwise indicated, the address for each beneficial owner listed is c/o Viela Bio, Inc., One MedImmune Way First Floor, Area Two, Gaithersburg, MD 20878.
(1)	Percentage of ownership is based on 54,950,149 shares of common stock outstanding on March 1, 2021.
(2)	The number of shares is based on the Schedule 13G filed with the SEC on January 30, 2020. The address of AstraZeneca UK Limited is 2 Kingdom Street, London W2 6BD.
(3)

The number of shares is based on the Schedule 13D/A filed with the SEC on February 10, 2021. Consists of (i) 8,322,353 shares of common stock held by Boundless Meadow Limited and (ii) 300,000 shares of common stock held by Boyu Capital Opportunities Master Fund. Boundless Meadow Limited is wholly owned by Boyu Capital Fund III, L.P., whose general partner is Boyu Capital General Partner III, L.P. The general partner of Boyu Capital General Partner III, L.P. is Boyu Capital General Partner III, Ltd., which is in turn ultimately controlled by Mr. Xiaomeng Tong. Boyu Capital Opportunities Master Fund is wholly owned by Boyu Capital Investment Management Ltd, which in turn is ultimately controlled by Mr. Xiaomeng Tong. The address of Boundless Meadow Limited and Boyu Capital Opportunities Master Fund is c/o Boyu Capital Advisory Co. Limited, Suite 1518, Two Pacific Place, 88 Queensway, Hong Kong.
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

(7)

The number of shares is based on the Schedule 13G filed with the SEC on February 10, 2021. Members of the Johnson family including Abigail P. Johnson, are the predominant owners, directly or through trusts, of series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. FMR Co., Inc. is wholly owned by Fidelity Management & Research Company. Fidelity Management & Research Company is wholly owned by FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(8)

Consists of 470,219 shares of common stock and 288,889 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Dr. Yao.

(9)

Consists of 202,661 shares of common stock and 146,961 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Dr. Drappa.

(10)

Consists of 113,613 shares of common stock and 53,336 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Dr. Ren.

(11)

Consists of 37,500 shares of common stock and 64,264 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Mr. Chan.

(12)

Consists of 16,250 shares of common stock and 37,825 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Mr. Ragatz.

(13)

Consists of 3,953,118 shares of common stock held by 6 Dimensions Capital, L.P. as set forth in footnote 4, 208,059 shares of common stock held by 6 Dimension Affiliates Fund, L.P. as set forth in footnote 5 and 8,649 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Dr. Hu. Dr. Hu is Managing Partner of 6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P. and may be deemed to beneficially own the shares held by 6 Dimensions Capital, L.P. and 6 Dimensions Affiliates Fund, L.P. Dr. Hu disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(14)	Consists of 8,649 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held by Mr. Nolet.
(15)	Dr. Rivers is the Executive Director of Corporate Development at AstraZeneca UK Limited but has no voting or investment power with respect to the securities described in footnote 2.
(16)

Consists of 1,750,000 shares of common stock held by HBM Healthcare Investments (Cayman) Ltd. Dr. Wicki is a member of our board of directors and indirectly controls HBM Healthcare Investments. Dr. Wicki disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(17)	See notes 8 to 16 above. Also includes shares beneficially owned by James Kastenmayer, who is an executive officer but not a named executive officer.

Securities Authorized for Issuance under Equity Incentive Plans

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,271,784	(1)	$19.20	1,706,359	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,271,784	(1)	$19.20	1,706,359	(2)

(1)	Consist of options to purchase 4,271,784 shares of our common stock outstanding under the Amended and Restated 2018 Equity Incentive Plan, at December 31, 2020.
(2)	Consist of 1,706,359 shares reserved for future issuance under the Amended and Restated 2018 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Audit Committee reviews and approves in advance all related-party transactions. In addition to the director and executive officer compensation arrangements discussed above in “Executive Compensation,” during the fiscal year ended December 31, 2020, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediately family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Agreements with Stockholders

Agreements with AstraZeneca and MedImmune

In connection with the asset acquisition from AstraZeneca we entered into certain license, service and supply agreements with AstraZeneca and/or MedImmune. These agreements included: (i) a transition services agreement pursuant to which MedImmune performs certain regulatory and operational transition services related to the molecules that we acquired pursuant to the Asset Purchase Agreement with AstraZeneca and MedImmune (the “APA”); (ii) a master supply and development agreement to obtain clinical and non-clinical supplies and developmental services for the molecules that we acquired pursuant to the APA (other than inebilizumab); (iii) a clinical supply agreement pursuant to which AstraZeneca will manufacture and supply to us inebilizumab or a matching placebo for clinical trial purposes; (iv) a commercial supply agreement pursuant to which AstraZeneca will manufacture and supply to us inebilizumab for its commercialization; and (v) a license agreement with MedImmune, pursuant to which MedImmune granted us an exclusive worldwide, royalty-free license to use protein scaffolds and methods for purifying albumin-fusion proteins covered by patent rights owned by MedImmune in order to develop products aimed at treating inflammation and autoimmune disorders. Furthermore, MedImmune sublicensed to us certain licenses granted to it to develop, commercialize and sell the molecules acquired by us in the asset acquisition. In each case, these agreements contain terms, conditions and pricing that are consistent with the terms, conditions and pricing customarily used by AstraZeneca and MedImmune in similar agreements they have with other third parties. See the “Business—Licenses and Strategic Agreements” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, for a further description of these agreements.

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

Expiration of Registration Rights

The registration rights will terminate upon the earliest to occur of the closing of certain liquidation events, such time when all of the holder’s registrable securities may be sold without limitation (and without the requirement for us to be in compliance with the current public information requirement) under Rule 144 of the Securities Act and October 7, 2024, which is the fifth anniversary of the closing date of our initial public offering.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with our initial public offering, we entered into, and intend to continue to enter into, indemnification agreements with each of our executive officers and directors. The indemnification agreements, our third amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our amended and restated bylaws require us to advance expenses incurred by our directors and officers. We also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for the years ended December 31, 2020, and December 31, 2019, and fees billed for other services rendered by KPMG during those periods.

	2019	2020
Audit fees(1)	$1,369,500	$1,090,000

(1)

Audit fees relate to professional services rendered in connection with the audit of Viela’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings, including fees related to our underwritten public offerings.

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

(b) Exhibit Index.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1*	Agreement and Plan of Merger, dated January 31, 2021, by and among Horizon Therapeutics USA, Inc., Teiripic Merger Sub, Inc., Viela Bio, Inc. and solely for purposes of Sections 6.7 and 9.12 of the Merger Agreement, Horizon Therapeutics plc		8-K	02/01/21	001-39067

3.1	Form of Third Amended and Restated Certificate of Incorporation.		8-K	10/07/19	001-39067

3.2	Restated Bylaws of Viela Bio, Inc.		8-K	10/07/19	001-39067

4.1	Form of Common Stock Certificate.		S-1/A	09/23/19	333-233528

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the stockholders of the Company listed therein, dated June 12, 2019.		S-1	08/29/19	333-233528

4.3	Description of Securities		10-K	03/25/20	001-39067

10.1	Form of Indemnification Agreement.		S-1	08/29/19	333-233528

10.2+	Amended and Restated 2018 Equity Incentive Plan, and forms of award agreements thereunder.		S-1/A	09/23/19	333-233528

10.3+	Employment Agreement, by and between the Company and Zhengbin (Bing) Yao, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.4+	Employment Agreement, by and between the Company and Jörn Drappa, Ph.D., dated August 28, 2019.		S-1	08/29/19	333-233528

10.5+	Employment Agreement, by and between the Company and Aaron Ren, Ph.D., dated August 28, 2019.	S-1	08/29/19	333-233528

10.6+	Offer Letter, by and between the Company and Mitchell Chan, dated August 15, 2018.	S-1	08/29/19	333-233528

10.7+	Offer Letter, by and between the Company and William Ragatz, dated November 27, 2018.	S-1	08/29/19	333-233528

10.8#	License Agreement, by and between Duke University and Cellective Therapeutics, Inc., dated September 21, 2004 as amended by the Letter Agreement dated September 9, 2005 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).	S-1	08/29/19	333-233528

10.9#	License Agreement by and between Dana-Farber Cancer Institute, Inc. and Cellective Therapeutics, Inc., as amended, dated December 21, 2004 as amended by the Letter Agreement dated September 8, 2005 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).	S-1	08/29/19	333-233528

10.10#	BioWa Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.11.1#	License Agreement between SBI Biotech Co. Ltd. and MedImmune, LLC, dated as of September 9, 2008 (assigned to the Company pursuant to the Asset Purchase Agreement by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018).	S-1	08/29/19	333-233528

10.11.2#	Supplemental Agreement dated as of August 14, 2018, by and between SBI Biotech Co. Ltd. and the Company.	S-1	08/29/19	333-233528

10.12#	BioWa/Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.13#	Lonza Sublicense Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.14#	Asset Purchase Agreement, by and between the Company and MedImmune, LLC, MedImmune Limited and AstraZeneca Collaboration Ventures, LLC, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.15#	License Agreement, by and between the Company and MedImmune, LLC, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.16#	Clinical Supply Agreement, by and between the Company and AstraZeneca UK Limited, dated as of February 23, 2018.	S-1	08/29/19	333-233528

10.17#	Master Supply and Development Services Agreement, by and between the Company and AstraZeneca UK Limited, dated February 23, 2018.	S-1	08/29/19	333-233528

10.18#	Transition Services Agreement, by and between the Company and MedImmune, LLC, dated February 23, 2018.	S-1	08/29/19	333-233528

10.19#	Medical Research Council Payment Agreement, by and between the Company and MedImmune Limited, dated February 23, 2018.	S-1	08/29/19	333-233528

10.20#	Commercial Supply Agreement, by and between the Company and AstraZeneca Pharmaceuticals LP, dated as of April 4, 2019.	S-1	08/29/19	333-233528

10.21#	License and Collaboration Agreement, by and between the Company and Hansoh Pharmaceutical Group Company Limited, dated May 24, 2019.	S-1	08/29/19	333-233528

10.22#	License Agreement by and between the Company and Mitsubishi Tanabe Pharma Corporation, dated October 8, 2019.	10-K	03/25/20	001-39067

10.23+	Executive Severance Plan.	S-1	08/29/19	333-233528

10.24+	Non-Employee Director Compensation Plan.	10-K	03/25/20	001-39067

10.25#	Long-term Lease Agreement, by and between the Company and MedImmune, LLC, dated as of June 30, 2018.	S-1	08/29/19	333-233528

10.26	Form of Tender and Support Agreement	8-K	02/01/21	001-39067

21.1	Subsidiaries of the Company.	10-K	03/01/21	001-39067

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	03/01/21	001-39067

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/01/21	001-39067

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/01/21	001-39067

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/01/21	001-39067

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/01/21	001-39067

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIELA BIO, INC.

Date: March 12, 2021	By:	/s/ Zhengbin (Bing) Yao, Ph. D.
Zhengbin (Bing) Yao, Ph. D.
Chairman, President and Chief Executive Officer